Form 10-Q
period 1995-06-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1995-09-08
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1995

                            Commission File 0-11512

                         SUPER 8 ECONOMY LODGING IV, LTD
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter


                  CALIFORNIA                            94 - 2827163
         ------------------------------               ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


          2030 J Street
          Sacramento, California                           95814
          --------------------------------------       --------------
          Address of principal executive offices          Zip Code



Registrant's telephone number,
including area code                                  (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes XX   No
    ----   ------

                        SUPER 8 ECONOMY LODGING IV, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1995 AND 1994

                       SUPER 8 ECONOMY LODGING IV, LTD.


                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1995 and September 30, 1994            2

   Statement of Operations - Nine Months Ended
   June 30, 1995 and 1994                                          3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1995 and 1994                        4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1995 and 1994                                          5

   Notes to Financial Statements                                   6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                                   BALANCE SHEET
                        JUNE 30, 1995 AND SEPTEMBER 30 1994

                                                     6/30/95      9/30/94
                                                     -------      -------
                                      ASSETS
                                      ------
Current Assets:
  Cash and temporary investments                   $  704,307   $  763,487
  Accounts receivable                                  67,704       25,087
  Prepaid expenses                                     11,479       11,459
                                                    ----------   ----------
  Total Current Assets                                783,490      800,033
                                                    ----------   ----------
Property and Equipment:
  Land                                                799,311      799,311
  Buildings                                         2,226,531    2,226,531
  Furniture and equipment                             537,983      504,918
                                                    ----------   ----------
                                                    3,563,825    3,530,760
  Accumulated depreciation and amortization        (1,654,108)  (1,577,026)
                                                    ----------   ----------
   Property and Equipment, Net                      1,909,717    1,953,734
                                                    ----------   ----------
   Other assets                                        38,097       33,091
                                                    ----------   ----------
   Total Assets                                    $2,731,304   $2,786,858
                                                    ==========   ==========

                         LIABILITIES AND PARTNERS' EQUITY
                         --------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities         $   99,195   $   96,266
                                                    ----------   ----------
   Total Liabilities                                   99,195       96,266
                                                    ----------   ----------

Partners' Equity:
  General Partners                                    (18,982)     (22,492)
  Limited Partners                                  2,651,091    2,713,084
                                                    ----------   ----------
   Total Partners' Equity                           2,632,109    2,690,592
                                                    ----------   ----------
   Total Liabilities and Partners' Equity          $2,731,304   $2,786,858
                                                    ==========   ==========









The accompanying notes are an integral part of the financial statements.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                               STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                             Three         Nine       Three         Nine
                             Months       Months      Months       Months
                             Ended        Ended       Ended        Ended
                            6/30/95      6/30/95     6/30/94      6/30/94
                          ----------  -----------  ----------   ----------
Income:
  Guest room              $  385,470   $1,019,967  $  335,997   $  964,033
  Telephone and vending        9,420       26,087       9,682       27,409
  Interest                     5,759       16,045       4,452       14,128
  Other                          750        2,878         486        3,440
                          ----------  -----------  ----------   ----------
     Total Income            401,399    1,064,977     350,617    1,009,010
                          ----------  -----------  ----------   ----------
Expenses:
  Motel operating expenses
   (Note 2)                  192,422     553,879      186,434      564,800
  General and administrative   5,355      28,705        4,624       28,123
  Depreciation and
   amortization               26,302      78,935       26,438       79,343
  Property management fees    19,756      52,441       17,299       49,528
                          ----------  ----------   ----------   ----------
     Total Expenses          243,835     713,960      234,795      721,794
                          ----------  ----------   ----------   ----------
     Net Income (Loss)    $  157,564  $  351,017   $  115,822   $  287,216
                          ==========  ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners          $1,576      $3,510       $1,158       $2,872
                          ==========  ==========   ==========   ==========
Net Income (Loss) Allocable
 to Limited Partners        $155,988    $347,507     $114,664     $284,344
                          ==========  ==========   ==========   ==========
Net Income (Loss) per
 Partnership Unit             $15.76      $35.10       $11.58       $28.72
                          ==========  ==========   ==========   ==========
Distributions to Limited
 Partners per Partnership
 Unit                         $13.65      $40.95       $12.50       $35.00
                          ==========  ==========   ==========   ==========











 The accompanying notes are an integral part of the financial statements.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                       STATEMENT OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                     6/30/95      6/30/94
                                                    ----------   ----------
General Partners:
  Balance, beginning of year                       $  (22,492)  $  (26,682)
    Net income (loss)                                   3,510        2,872
                                                    ----------   ----------
      Balance, End of period                          (18,982)     (23,810)
                                                    ----------   ----------

Limited Partners:
  Balance, beginning of year                        2,713,084    2,784,765
    Net income (loss)                                 347,507      284,344
    Distributions to Limited Partners                (409,500)    (350,000)
                                                    ----------   ----------
      Balance, End of Period                        2,651,091    2,719,109
                                                    ----------   ----------
      Total Partners' Equity                       $2,632,109   $2,695,299
                                                    ==========   ==========
































The accompanying notes are an integral part of the financial statements.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                              STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                      6/30/95      6/30/94
                                                    ----------   ----------
Cash Flows from Operating Activities:
   Received from motel revenues                    $1,006,360   $  951,294
   Expended for motel operations and
    general and administrative expenses              (637,122)    (664,989)
   Interest received                                   16,000       13,799
                                                    ----------   ----------
    Net Cash Provided (Used) by Operating Activities  385,238      300,104
                                                    ----------   ----------
Cash Flows from Investing Activities:
   Purchases of property and equipment                (34,918)        -
                                                    ----------   ----------
    Net Cash Provided (Used) by Investing Activities  (34,918)        -
                                                    ----------   ----------
Cash Flows from Financing Activities:
   Distributions to limited partners                 (409,500)    (350,000)
                                                    ----------   ----------
    Net Cash Provided (Used) by Financing Activities (409,500)    (350,000)
                                                    ----------   ----------

       Net Increase (Decrease) in Cash and Temporary
         Investments                                  (59,180)     (49,896)

Cash and Temporary Investments:
       Beginning of period                            763,487      761,848
                                                    ----------   ----------
       End of period                               $  704,307   $  711,952
                                                    ==========   ==========
Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

   Net Income (Loss)                               $  351,017   $  287,216
                                                    ----------   ----------
    Adjustments to reconcile net income to
     net cash used by operating activities:
        Depreciation and amortization                  78,935       79,343
        (Increase) decrease in accounts receivable    (42,617)     (43,918)
        (Increase) decrease in prepaid expenses           (20)        (935)
        (Increase) decrease in other assets            (5,006)        -
        Increase (decrease) in accounts payable         2,929      (21,602)
                                                    ----------   ----------
           Total Adjustments                           34,221       12,888
                                                    ----------   ----------
Net Cash Provided (Used) by Operating Activities    $  385,238   $  300,104
                                                   ===========   ==========




The accompanying notes are an integral part of the financial statements.

                       SUPER 8 ECONOMY LODGING IV, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995

Note 1:
-------
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1994 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

                Property Management Fees     $   52,441
                Franchise Fees               $   20,407

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
-------
The following table summarizes the major components of motel operating expenses for the following periods:

                                    Three       Nine      Three       Nine
                                    Months     Months     Months     Months
                                    Ended      Ended      Ended      Ended
                                   6/30/95    6/30/95    6/30/94    6/30/94
                                  --------   --------   --------   --------
Salaries and related costs      $   72,624 $  210,271 $   89,558 $  215,714
Utilities                           19,258     48,007     15,489     50,236
Allocated costs, mainly
 indirect salaries                  22,276     66,800     20,330     64,424
Other operating expenses            78,264    228,801     61,057    234,426
                                  --------   --------   --------   --------
Total Motel Operating Expenses  $  192,422 $  553,879 $  186,434 $  564,800
                                  ========   ========   ========   ========

The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                         MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1995


LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's current assets of $783,490 exceeded its current liabilities of $99,195 providing an operating reserve of $684,295, greater than the $455,000 target set by the General
Partners.   The General Partners last increased the distribution
with the August 15, 1994 distribution. They have decided to defer any further increase in distribution until after the quarter to end on December 31, 1995.

        In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

        The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first nine months of the fiscal year which will end on September 30, 1995 were $50,813 (of which $34,918 was capitalized) or 5.0% of room revenues. Annual expenditures of this type are not expected to exceed the General Partners' 3% guideline.

NEW ACCOUNTING STANDARDS

        SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt
SFAS No. 121 until its fiscal year ending September 30, 1997.
The Partnership does not expect to make any disclosures about impairment of long-lived assets under SFAS No. 121.

RESULTS OF OPERATIONS

        The following is a comparison of operating results for the periods ended June 30, 1995 and June 30, 1994.

                                         1995    1994
Occupancy
      Three months ended June 30        80.2%   72.3%
      Nine months ended June 30         72.2%   69.5%

Average Room Rate
      Three months ended June 30         $51.80  $50.06
      Nine months ended June 30          $50.71  $49.84

                         (A California Limited Partnership)
                         MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (Continued)
                                  JUNE 30, 1995



     Total revenues increased $55,967( 5.6%) for the nine months ended June 30, 1995 as compared to the corresponding period of the preceding fiscal year. Guest room revenue increased $55,934 (5.8%) for the current period due primarily to an increase in
the occupancy rate.   The property derived its increase in
occupancy in all market segments. Improved market conditions allowed the Partnership to charge higher room rates in the corporate, leisure, government and group market segments.

    Total expenditures declined $7,834 or 1.1% as compared to the corresponding period of the previous fiscal year. Expenditures declined despite an occupancy increase due to an aggressive cost control program.

FUTURE TRENDS

        The General Partners expect the Pleasanton motel to continue its improved performance if the current improvement in the general economic climate continues.

        In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                        PART II.   OTHER INFORMATION
                        ----------------------------


     Item 1.                  Legal Proceedings
                              -----------------
                                 None

     Item 2.                  Changes in Securities
                              ---------------------
                                 None

     Item 3.                  Defaults upon Senior Securities
                              -------------------------------
                                 None

     Item 4.                  Submission of Matters
                              ---------------------
                                 None

     Item 5.                  Other Information
                              -----------------
                                 None

     Item 6.                  Exhibits and Reports on Form 8-K
                              --------------------------------
                                 None

      Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                              SUPER 8 ECONOMY LODGING IV, LTD


              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer