Form 10-K
period 1995-09-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1995-12-29
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549
				 FORM 10-K

    (Mark One)
    ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
	      For the Fiscal Year Ended  September 30, 1995
				    OR
    (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
	     For the transition period from ______________to___________

		   Commission file number 0-11512

		 SUPER 8 ECONOMY LODGING IV, LTD.
	  -----------------------------------------------------
	  (Exact name of registrant as specified in its charter)

	      California                           94-2827163
    -------------------------------          ----------------------
    (State or other jurisdiction of          (I.R.S. Empolyer Iden-
    incorporation or organization)             tification No.)


      2030 J Street, Sacramento, California           95814
    ----------------------------------------        ----------
    (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code:   (916) 442-9183

   Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
	     UNITS OF LIMITED PARTNERSHIP INTEREST
	     -------------------------------------
		      (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing
requirements for the past 90 days.  Yes _x_   No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
			     Inapplicable.

		      DOCUMENTS INCORPORATED BY REFERENCE

				 NONE

				    PART I

Item 1.  BUSINESS

General Development of Business

	Super 8 Economy Lodging IV, Ltd. (the "Partnership") is a limited partnership which was organized under the Uniform
Limited Partnership Act of the State of California on February
5, 1982.

	The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation organized and wholly-owned by Philip B. Grotewohl. The Associate General Partner is Robert J. Dana. The Associate General Partner does not have general responsibility in connection with the management of the business and affairs of the Partnership. The Managing General Partner and the Associate General Partner are sometimes referred to collectively as the "General Partners."

	Through two public offerings of units of limited partnership interest in the Partnership ("Units"), the Partnership sold
10,000 Units at a price of $1,000 each.

	The net proceeds of the offerings were expended for the acquisition and development of properties located in Pleasanton, California and Santa Ana, California. Motel operations commenced on October 4, 1983 at the Pleasanton property and on February 19, 1985 at the Santa Ana property. The Partnership's Pleasanton motel is operated pursuant to franchises acquired
from Super 8 Motels, Inc. under the name "Super 8 Motel."   On
April 30, 1992 the Partnership sold the Santa Ana motel.

	There is hereby incorporated by reference herein the information regarding the Partnership's motel property contained in Part I, Item 2 of this report under the caption "Properties."

Narrative Description of Business

	The Partnership's business is to operate its motel property and to engage in any and all general business activities related or incidental thereto. The Partnership's motel is operated pursuant to a franchise originally acquired from Super 8 Motels, Inc. through Super 8 Management Corporation as a subfranchisor, under the name "Super 8 Motel."

	Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of October 24, 1995, a total of 1,348 franchised motels having an aggregate of 82,517 guest rooms were in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc ("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada and Days Inn tradenames.

	Motels franchised by Super 8 Motels, Inc. are budget motels in that they offer room rates near the lower end of the room rate scale in each area in which they are located. Such lower rates are made possible by the elimination of certain features present in many higher-priced facilities, such as meeting rooms and large lobbies; by not operating restaurants or cocktail lounges in connection with the motels; and by utilizing uniform construction methods (adapted only slightly to fit specific locales) which have been developed by Super 8 Motels, Inc. and a standardized design which facilitates maintenance and minimizes overhead expense.

	Super 8 Motels offer accommodations at the upper end, in terms of facilities and prices, of the budget segment of the lodging industry. Generally, Super 8 Motels offer larger rooms and higher quality furniture and furnishings than motels franchised under the tradenames Motel 6, Regal 8 and E-Z 8. Rates in the
Super 8 Motels tend to exceed those offered by the chains mentioned above.

	By terms of the franchise agreement with Super 8 Motels, Inc., the Partnership pays monthly franchise fees equal to 4% of its gross room revenues and contributes an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national advertising program. The
Partnership has no equity or other interest in Super 8 Motels, Inc.

	Brown & Grotewohl (the "Manager"), a California general partnership which is an affiliate of the Managing General Partner, directs the operation of the Partnership's motel. The Manager supervises and directs the Partnership's employees having direct responsibility for the operation of the motel, establishes room rates, and directs the promotional activities of the Partnership's employees. It directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The motel staff, under the supervision of the Manager, is responsible for, among other things, performing all service, administrative and bookkeeping duties in connection with the motel, including all collections and all disbursements to be paid out of funds generated by such operations or otherwise supplied by the Partnership.

	The Partnership employs (on a part-time basis) one secretarial employee, four Partnership and motel administrative employees, two marketing employees, and five accounting employees at its Sacramento, California office. Included in the above list is David P. Grotewohl, son of Philip Grotewohl, whom the
Partnership employs as Director of Operations and as an attorney. Mark Grotewohl, son of Philip Grotewohl, is employed as Director of Marketing. Julie Grotewohl, daughter of Philip
Grotewohl, is employed as the Regional Director of Sales.

Pleasanton, California

       The Pleasanton motel, which consists of 101 guest rooms, commenced operations on October 4, 1983. The average monthly occupancy rates and average monthly room rates for the period from October 1, 1992 through September 30, 1995 are as follows:

		    AVERAGE OCCUPANCY RATE

		     1994 -  1993 -  1992 -
		     1995    1994    1993
		     ----    ----    ----
October               81%     71%     64%
November              69%     70%     63%
December              56%     61%     53%
January               63%     64%     65%
February              66%     69%     70%
March                 75%     73%     73%
April                 72%     67%     73%
May                   78%     72%     76%
June                  91%     79%     88%
July                  86%     88%     89%
August                87%     87%     84%
September             81%     73%     71%
		     ----    ----    ----
Annual Average        75%     73%     72%


		       AVERAGE ROOM RATE

		     1994 -  1993 -  1992 -
		     1995    1994    1993
		     ----    ----    ----

October             $50.53  $49.95  $51.35
November            $50.26  $49.77  $49.67
December            $49.56  $48.76  $47.35
January             $50.12  $50.27  $48.98
February            $49.80  $49.80  $49.40
March               $49.99  $49.70  $49.28
April               $51.89  $49.77  $50.20
May                 $52.06  $49.81  $48.88
June                $51.48  $50.54  $48.57
July                $52.95  $48.87  $49.69
August              $55.28  $51.45  $51.89
September           $53.53  $50.23  $49.78
		    ------  ------  ------
Annual Average      $51.62  $49.93  $49.64

	Patrons of the Partnership's Pleasanton motel are primarily commercial or business travelers, with some tourist and vacation business. The Pleasanton motel has no single customer the loss of which would, in the opinion of the Managing General Partner, have a material adverse effect on the motel's operations.

	The following lodging facilities provide direct and indirect competition to the Partnership's Pleasanton motel:
						     APPROXIMATE
						       DISTANCE
			  NUMBER OF               FROM PARTNERSHIP'S
FACILITY                    ROOMS                       MOTEL

Sheraton Hotel               216                     300 Yards
Marriott Courtyard           145                    0.75 Mile
Best Western Dublin Park     230                     1.0 Mile
Wyndom Hotel                 171                     1.5 Miles
Hilton Hotel                 300                     2.0 Miles
Holiday Inn                  248                     2.0 Miles
Springtown Inn               127                     9.0 Miles
All Star Motel               102                     9.0 Miles
Holiday Inn                  124                    10.0 Miles


       As of October 1, 1995 the Partnership employed (on a full or part-time basis) one manager, five desk clerks, one maintenance worker and twelve housekeeping and laundry employees at the Pleasanton motel.

Item 2.  PROPERTIES

	On October 4, 1982, the Partnership acquired from Hopyard
Associates, a general partnership, a parcel of 2.037 acres of unimproved real property located in Pleasanton, California.

	The property is located immediately adjacent to Interstate Highway 580, on the southeast quadrant of the Hopyard Road overpass approximately one mile east of Interstate Highway 680 and approximately 40 miles east of San Francisco.

	Construction of the 102 room motel commenced on October 18, 1982 and was completed on October 4, 1983, at which point motel operations commenced.

Item 3.  LEGAL PROCEEDINGS
	Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	     Inapplicable.

				   PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

	The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders

	As of December 15, 1995 a total of 2,110 investors ("Limited Partners") held Units in the Partnership.

Distributions

	Cash Available for Distribution is defined as the cash funds provided from operations without deduction for depreciation, but after deducting cash funds used to pay or provide for payment of debt service, capital improvements and replacements and the operating expenses of the property, also less adequate cash reserves for obligations of the Partnership for which there is no provision.

	Cash Available for Distribution shall be distributed quarterly in the following manner:

		(1) 90% to the Limited Partners
		(2)  9% to the General Partners as a fee for managing the
			Partnership
		(3)  1% to the General Partners on account of their
			Partnership interest.

	Notwithstanding the foregoing, the General Partners shall receive no distributions of Cash Available for Distribution until the Limited Partners have received a cumulative 10% per annum return on their "Adjusted Capital Contributions" (i.e., their original capital contributions, adjusted for previous returns of capital or sale or refinancing proceeds). Inasmuch as the Limited Partners have not received a cumulative 10% per annum return, the General Partners have not received any share of the Cash Available for Distribution since inception of the Partnership.

	The proceeds from the sale or refinancing of properties not reinvested are to be distributed first to the Limited Partners until they have received cumulative payments from all distribution sources equal to 100% of their original capital contribution and a cumulative 10% per annum return on their Adjusted Capital Contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties will be distributed 15% to the General Partners and 85% to the Limited Partners.

      The following distributions (all from Cash Available for Distribution) were made during the two most recent fiscal years:



			    Amount             Amount
			 Distributed         Distributed
  Date                    Per Unit        to General Partners

11/15/93                  $10.00                - 0 -
02/15/94                  $12.50                - 0 -
05/15/94                  $12.50                - 0 -
08/15/94                  $13.65                - 0 -
11/15/94                  $13.65                - 0 -
02/15/95                  $13.65                - 0 -
05/15/95                  $13.65                - 0 -
08/15/95                  $13.65                - 0 -

Item 6.  SELECTED FINANCIAL DATA

     Following are selected financial data of the Partnership for the fiscal years ended September 30, 1995, 1994, 1993, 1992 and 1991. Due to the sale of the Santa Ana motel on April 30, 1992, data for the 1992 fiscal year is not comparable to any other fiscal year, and data for the 1995, 1994 and 1993 fiscal years is not comparable to data for the 1991 fiscal year.

				    Years Ended September 30:
		   ----------------------------------------------------------

		       1995        1994        1993        1992        1991
		       ----        ----        ----        ----        ----

Total income       $1,510,802  $1,415,308  $1,395,176  $1,871,469  $2,257,931
Motel room income  $1,448,486  $1,354,227  $1,337,670  $1,757,132  $2,110,358
Interest income       $22,379     $19,181     $18,138     $34,085     $56,618
Other income:
   Loss on sale of
    Santa Ana Motel        -           -           -  $(2,297,181)         -
   Gain on sale of
    Pleasanton land
    parcel                 -           -       $5,825          -           -
 Net income (loss)   $513,436    $419,009    $386,643 $(2,314,004)  $(299,447)

Per Partnership Unit:
   Cash distributions:
    Proceeds from
     sale of Santa
     Ana Motel             -           -           -       $57.11          -
   Other               $54.60      $48.65      $40.00      $42.89          -
Net income (loss)      $51.34      $41.90      $38.66    $(231.40)    $(29.95)

				    Years Ended September 30:
		   ----------------------------------------------------------

		       1995        1994        1993        1992        1991
		       ----        ----        ----        ----        ----

Total assets       $2,769,469  $2,786,858  $2,864,030  $2,832,368  $7,997,998
Long-term debt             -           -           -           -   $1,546,493

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

Liquidity
---------

	The Partnership's current assets of $829,176 exceed its current liabilities of $111,441 by $717,735. This amount exceeds the General Partners' cash reserve target of $455,000. In the opinion of the General Partners, the Partnership's Pleasanton motel provides adequate liquidity to satisfy the Partnership's financial obligations.

	The Partnership's primary source of liquidity is its gross revenues from operations. As noted below, the Partnership has a positive cash flow from motel operations. In addition, the Partnership's equity in its Pleasanton motel, which is presently unencumbered, would provide a potential source of liquidity through financing in the event the Partnership's liquidity were impaired. There can be no assurance, however, that the Partnership could borrow against such equity on favorable terms should additional liquidity be required.

Capital Resources
------------------

	The Partnership owns and operates one motel property, a 102-room lodging facility located in Pleasanton, California.

	The Partnership currently has no material commitments for capital expenditures. Its motel property is in full operation, and no further property acquisitions or extraordinary capital improvements are contemplated. Except as described below, the General Partners are aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Working capital is expected to be generated by revenues from operations.

	During the fiscal year covered by this report, the Partnership spent $98,364 ($60,317 of which was capitalized) on the refurbishment of its motel and its furnishings. The capitalized items included $19,888 for a new roof, $13,564 for new televisions, $7,561 for a new washer, $2,559 for a new dryer and $4,099 for replacement chairs. The Managing General Partner anticipates the expenditure of an undetermined amount during the next fiscal year on further refurbishment of the Partnership's motel, such amount to be paid from operating cash flow or, if operating cash flow is inadequate, from reserves.

New Accounting Standards
-------------------------

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

Results of Operation
--------------------

Partnership's Combined Financial Results
-----------------------------------------

	The following is a comparison of combined results for the twelve-month periods ending September 30, 1993, 1994 and 1995.
Comparative revenue and expense data is included in the financial statements found in Item 8.

	The Partnership achieved a 22.5% increase in net income for the fiscal year covered by this report as compared to the previous fiscal year. This result was achieved by increasing total income by 6.8% while keeping expenses essentially unchanged.
The revenue increase was due primarily to increased guest room revenue which was the result of both improved occupancy rates and average room rates.

	The Partnership achieved a $20,132 or 1.4% increase in total income for the fiscal year ended September 30, 1994 as compared to the previous fiscal year. This revenue increase is primarily from a slight increase in guest room revenue. This reflects the stabilization of the Pleasanton lodging market.

Pleasanton, California Motel
-----------------------------

	The following is a comparison of operating results at the Partnership's Pleasanton motel for the fiscal years 1993, 1994 and 1995:

			   AVERAGE        AVERAGE
			   OCCUPANCY        ROOM
PERIOD ENDED                 RATE           RATE
			   ---------      -------
September 30, 1993           72.4%         $49.64
September 30, 1994           72.8%         $49.93
September 30, 1995           75.4%         $51.62


					 TOTAL
				      EXPENDITURES     PARTNERSHIP
			  TOTAL         AND DEBT          CASH
PERIOD ENDED             REVENUE        SERVICE         FLOW (1)
------------------      ----------    ------------     -----------
September 30, 1993      $1,395,176      $927,848        $467,328
September 30, 1994      $1,415,309      $893,827        $521,482
September 30, 1995      $1,510,802      $947,078        $563,724

	(1) While cash flow from operations as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount available, if any, for distribution to the Limited Partners. This calculation is reconciled to the financial statements in the following table.

	Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations
(in the financial statements) is as follows:
				  1993            1994            1995
				--------        --------        --------
Partnership Cash Flow           $467,328        $521,482        $563,724
Net Additions to Fixed Assets     20,883           3,311          59,067
Depreciation and Amortization   (106,826)       (105,784)       (109,175)
Other Items                        5,258               0            (180)
				--------        --------        --------
Net Income                      $386,643        $419,009        $513,436

	During the fiscal year covered by this report, the Partnership's Pleasanton motel achieved improvements in both its occupancy rate and in its average room rate which yielded a $94,259 or 7.0% increase in guest room revenue. While there was a very slight reduction in corporate room nights sold, the average rate for corporate business increased as to provide increased revenue from this market segment. The leisure market segment increased in both room nights sold and in the average rate paid.

	The Partnership's Pleasanton motel achieved a $20,133 or 1.4% increase in total revenue for the fiscal year ended September
30, 1994 as compared to the previous fiscal year. This increase is associated primarily with a slight rise in the number of room nights sold to corporate and government travelers.

	During the fiscal year covered by this report as compared to the previous fiscal year, the Pleasanton motel's total expenditures and debt service increased $53,251 or 6.0%. Motel operating expenses declined by $10,538 due to the continued benefit from the cost-cutting program instituted by the Managing General Partner in early calendar 1994. The increase in total expenditures and debt service is associated with renovations and replacements, which increased $57,006 on a comparative basis.
The roof, washer and dryer replacements previous referenced in the section captioned "Capital Requirements" are infrequent expenditures. No similar expenditures are expected during the next fiscal year.

	During the fiscal year ended September 30, 1994 as compared to the previous fiscal year, the Pleasanton motel's total expenditures and debt service declined $34,021, or 3.7%. The
Managing General Partner instituted a cost-cutting program that eliminated relatively expensive, ineffective marketing expenditures and directed that cost control rather than business expansion become the main operational thrust. Changes in the responsibilities of the resident manager have resulted in cost savings of $8,018 in front desk payroll and $15,839 in housekeeping payroll costs. Abandonment of the ineffective marketing program has resulted in a $10,652 reduction in print advertising expense. These costs savings were offset by a $14,120 increase in bad debt expense due to the write-off of an old account that was sent to collection.

Future Trends
--------------

	The General Partners anticipate that the Partnership will continue to achieve favorable financial results. The cost-cutting program has been in place for the entire fiscal year covered by this report. The comparative saving achieved under that program will not continue, but the program will remain in force to minimize future expenditures.

	Future financial results will be dependent upon the economic climate in the Pleasanton hospitality market. While the market is presently strong, this area has been subjected to both favorable and unfavorable cyclical business conditions.

     The General Partners expect the Partnership's occupancy rate (and hence its revenues and profits) to benefit, in the long range, from economic growth. The General Partners anticipate lower occupancy rates and perhaps lower room rates in the event of an economic downturn.

    The General Partners anticipate that, during the long range, any increase in operating costs and expenses due to inflation will be met by an upward adjustment in room rates. In the short range, however, competitive conditions in the Partnership's market area may make such adjustments difficult or impossible. The General Partners are unable to predict when improved competitive conditions would make such adjustments possible.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Notes to Financial Statements at pages F-1 through F-11.

			  ANNUAL REPORT ON FORM 10-K

				    ITEM 8

			     FINANCIAL STATEMENTS

			SUPER 8 ECONOMY LODGING IV, LTD.

			    SACRAMENTO, CALIFORNIA

			      SEPTEMBER 30, 1995

Item 8: Financial Statements

			SUPER 8 ECONOMY LODGING IV, LTD.

			 INDEX OF FINANCIAL STATEMENTS


							   Pages
							   -----

Financial Statements:
    Report of Independent Certified Public Accountants      F-3

    Balance Sheets, September 30, 1995 and 1994             F-4

    Statements of Operations for the years ended
     September 30, 1995, 1994 and 1993                      F-5

    Statements of Partners' Equity for the years ended
     September 30, 1995, 1994 and 1993                      F-6

    Statements of Cash Flows for the years ended            F-7 to
     September 30, 1995, 1994 and 1993                      F-8

    Notes to Financial Statements                           F-9 to
							    F-11



Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

	       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
Super 8 Economy Lodging IV, Ltd.

We have audited the accompanying balance sheets of Super 8 Economy Lodging IV, Ltd., a California limited partnership, as of September 30, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Economy Lodging IV, Ltd. as of September 30, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.

November 17, 1995
San Mateo, California

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
				 BALANCE SHEETS
			  September 30, 1995 and 1994


				    ASSETS

							1995           1994
							----           ----
Current Assets:
  Cash and temporary investments (Notes 1 and 3)    $  794,899     $  763,487
  Accounts receivable                                   22,343         25,087
  Prepaid expenses                                      11,934         11,459
						    ----------     ----------
    Total Current Assets                               829,176        800,033
						    ----------     ----------

Property and Equipment (Notes 2 and 5):
  Land                                                 799,311        799,311
  Buildings                                          2,226,531      2,226,531
  Furniture and equipment                              548,367        504,918
						    ----------     ----------
						     3,574,209      3,530,760
  Accumulated depreciation                          (1,672,013)    (1,577,026)
						    ----------     ----------
    Property and Equipment, Net                      1,902,196      1,953,734
						    ----------     ----------

Other Assets (Note 2):
  Deposit of federal income taxes                       38,097         33,091
						    ----------     ----------

	  Total Assets                              $2,769,469     $2,786,858
						    ==========     ==========

		       LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities          $  109,975     $   88,167
  Due to related parties (Note 4)                        1,466          8,099
						    ----------     ----------
    Total Liabilities                                  111,441         96,266

Partners' Equity:
  General Partners                                     (17,358)       (22,492)
  Limited Partners                                    2,675,386     2,713,084
						     ----------    ----------
    Total Partners' Equity                            2,658,028     2,690,592
						     ----------    ----------

	  Total Liabilities and Partners' Equity     $2,769,469    $2,786,858
						     ==========    ==========


  The accompanying notes are an integral part of these financial statements.

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
			    STATEMENTS OF OPERATIONS

					      Years Ended September 30:
				      ---------------------------------------
					   1995          1994          1993
					   ----          ----          ----
Income:
  Motel room                           $1,448,486    $1,354,227    $1,337,670
  Telephone and vending                    36,519        37,699        34,984
  Interest                                 22,379        19,181        18,138
  Other                                     3,418         4,201         4,384
				       ----------    ----------    ----------
      Total Income                      1,510,802     1,415,308     1,395,176
				       ----------    ----------    ----------

Expenses:
  Motel operations (Notes 4 and 5)        777,015       787,553       800,431
  General and administrative (Note 4)      36,760        33,331        38,444
  Depreciation and amortization (Note 2)  109,175       105,784       106,826
  Property management fees (Note 4)        74,416        69,631        68,657
				       ----------    ----------    ----------
      Total Expenses                      997,366       996,299     1,014,358
				       ----------    ----------    ----------

Other Income (Expenses):
  Gain on sale of Pleasanton Land
    parcel (Note 6)                            -             -          5,825
				       ----------    ----------    ----------

      Net Income                       $  513,436    $  419,009    $  386,643
				       ==========    ==========    ==========


Net Income Allocable to General
  Partners                             $     5,134   $    4,190    $    3,866
				       ===========   ==========    ==========

Net Income Allocable to Limited
  Partners                             $  508,302    $  414,819    $  382,777
				       ===========   ==========    ==========

Net Income Per Partnership Unit
  (Note 1)                             $    51.34    $    41.90    $    38.66
				       ===========   ==========    ==========

Distributions to Limited Partners
  Per Partnership Unit (Note 1)        $    54.60    $    48.65    $    40.00
				       ===========   ==========    ==========






  The accompanying notes are an integral part of these financial statements.

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
			 STATEMENTS OF PARTNERS' EQUITY

					      Years Ended September 30:
				      ---------------------------------------
					   1995          1994          1993
					   ----          ----          ----
General Partners:
  Balance at beginning of year         $  (22,492)   $  (26,682)   $  (30,548)
  Net income                                5,134         4,190         3,866
				       ----------    ----------    ----------
    Balance at End of Year                (17,358)      (22,492)      (26,682)
				       ----------    ----------    ----------

Limited Partners:
  Balance at beginning of year          2,713,084     2,784,765     2,801,988
  Net income                              508,302       414,819       382,777
  Distributions to Limited Partners      (546,000)     (486,500)     (400,000)
				       ----------    ----------    ----------
    Balance at End of Year              2,675,386     2,713,084     2,784,765
				       ----------    ----------    ----------

    Total Partners' Equity             $2,658,028    $2,690,592    $2,758,083
				       ==========    ==========    ==========































  The accompanying notes are an integral part of these financial statements.

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
			    STATEMENTS OF CASH FLOWS

					      Years Ended September 30:
				      ---------------------------------------
					   1995          1994          1993
					   ----          ----          ----

Cash Flows From Operating Activities:
  Received from motel operations       $1,492,593    $1,407,648    $1,374,125
  Expended for motel operations and
    general and administrative expenses  (877,067)     (934,917)     (857,609)
  Interest received                        20,953        18,719        18,107
				       ----------    ----------    ----------
    Net Cash Provided by Operating
      Activities                          636,479       491,450       534,623
				       ----------    ----------    ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment     (60,317)       (3,311)      (30,583)
  Proceeds from sale of equipment           1,250            -             -
  Proceeds from sale of parcel of land         -             -          9,700
				       ----------    ----------    ----------
    Net Cash Used by Investing
      Activities                          (59,067)       (3,311)      (20,883)
				       ----------    ----------    ----------

Cash Flows From Financing Activities:
  Distributions paid to limited
    partners                             (546,000)     (486,500)     (400,000)
				       ----------    ----------    ----------
    Net Cash Used by Financing
      Activities                         (546,000)     (486,500)     (400,000)
				       ----------    ----------    ----------

    Net Increase in Cash and
      Temporary Investments                31,412         1,639       113,740

Cash and Temporary Investments:
  Beginning of year                       763,487       761,848       648,108
				       ----------    ----------    ----------

      End of Year                      $  794,899    $  763,487    $  761,848
				       ==========    ==========    ==========











  The accompanying notes are an integral part of these financial statements.

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
		      STATEMENTS OF CASH FLOWS (Continued)

					      Years Ended September 30:
				      ---------------------------------------
					   1995          1994          1993
					   ----          ----          ----

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Net income                           $513,436      $419,009      $386,643
					 --------      --------      --------
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization         109,175       105,784       106,826
    (Gain) loss on disposition of
      property and equipment                1,430            -         (5,826)
    (Increase) decrease in accounts
      receivable                            2,745        11,059        (2,943)
    (Increase) decrease in prepaid
      expenses                               (475)       (1,630)          795
    (Increase) decrease in other assets    (5,006)      (33,091)        4,109
    Increase (decrease) in accounts
      payable and accrued liabilities      15,174        (9,952)       45,151
    Increase (decrease) in due to
      related parties                          -            271          (132)
					 --------      --------      --------
	Total Adjustments                 123,043        72,441       147,980
					 --------      --------      --------

	Net Cash Provided by
	  Operating Activities           $636,479      $491,450      $534,623
					 ========      ========      ========






  The accompanying notes are an integral part of these financial statements.

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
			 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Super 8 Economy Lodging IV, Ltd., is a limited partnership organized under California law on February 5, 1982, to acquire and operate motel properties in Pleasanton and Santa Ana, California. The Pleasanton motel was opened in October, 1983, and the Santa Ana motel was opened in February, 1985. The Partnership grants credit to customers, substantially all of which are local businesses in Pleasanton. The Santa Ana property was sold in April, 1992.

The net income or net loss of the Partnership is allocated 1% to the General Partners and 99% to the Limited Partners. Net income (loss) and distributions per partnership unit are based upon 10,000 units outstanding. All partnership units are owned by the Limited Partners.

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions. As of September 30, 1995, the Partnership had a combined balance in cash and temporary investments of $794,899, which was $339,899 in excess of the $455,000 required amount.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership, except for a deposit of federal income taxes which is required of partnerships with fiscal year ends other than a calendar year. The amount of the deposit is based upon the taxable income of the partnership in the prior year.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

	 Description                 Methods               Useful Lives
     -----------------------    ----------------------     ------------

     Buildings                  150% declining balance
				  and straight-line         10-25 years

     Furniture and equipment    200% and 150% declining
				balance and straight-line   3-7 years


Costs incurred in connection with maintenance and repair are charged to expense. Major renewals and betterments that materially prolong the life of assets are capitalized.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
			 NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of September 30, 1995 and 1994 consist of the following:
							 1995          1994
							 ----          ----
     Cash in bank, non-interest bearing               $  26,949     $  31,742
     Money market accounts                              567,950       531,745
     Certificates of deposit and commercial paper       200,000       200,000
						      ---------     ---------
       Total Cash and Temporary Investments           $ 794,899     $ 763,487
						      =========     =========
Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of six months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS
Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of the gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($72,424 in 1995, $67,631 in 1994 and $66,694 in 1993)
are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel property as a franchisee of Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a partnership of the Estate of Dennis A. Brown and Grotewohl Management Services, Inc., the general partner of Super 8 Economy Lodging IV, Ltd. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $28,970, $27,052 and $26,678 in 1995, 1994 and 1993, respectively.

Property Management Fees
Brown & Grotewohl, an affiliate of one of the General Partners, manages the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations as defined in the Partnership agreement, and amounted to $74,416, $69,631 and $68,657 in 1995, 1994 and
1993, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partners are to receive 9% of cash available for distribution for Partnership management services, along with an additional 1% of cash available for distribution on account of their interest in the income and losses, subordinated, however, to receipt by the Limited Partners of a 10% per annum cumulative return on their adjusted capital investments. At September 30, 1995 the Limited Partners had not received the 10% cumulative return, and accordingly, no Partnership management fees are payable. Management does not anticipate payment of these fees in the immediate future; therefore, they are not reflected in these financial statements.

			SUPER 8 ECONOMY LODGING IV, LTD.
		       (A California Limited Partnership)
			 NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partners are to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership property remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions.

Expenses Shared by the Partnership and its Affiliates
There are certain expenses which are allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, administrative salaries and duplication expenses. The expenses allocated to the Partnership were approximately $110,000 in 1995, $104,000 in 1994 and $115,000 in 1993 and are included in motel and restaurant operations and general and administrative expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a general partner of the Partnership.

NOTE 5 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the years ended September 30, 1995, 1994 and 1993:

					   1995          1994          1993
					   ----          ----          ----

  Salaries and related costs             $282,994      $298,050      $333,675
  Utilities                                70,349        70,875        69,795
  Allocated costs, mainly indirect
    salaries                               89,327        85,609        93,675
  Other operating expenses                 334,34       333,019       303,286
					 --------      --------      --------
     Total Motel Operating Expenses      $777,015      $787,553      $800,431
					 ========      ========      ========

NOTE 6 - SALE OF LAND PARCEL

On March 29, 1993 the Partnership conveyed approximately 428 square feet of the Pleasanton land adjacent to the freeway to the State of California. The proceeds of the sale consisted of $9,700. The sale resulted in a net gain of $5,825.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL  DISCLOSURE

	Inapplicable.

				  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The original Managing General Partners of the Partnership were Dennis A. Brown and Grotewohl Management Services, Inc., whose sole shareholder is Philip B. Grotewohl. The original Associate
General Partners were BWC Incorporated and  Robert J. Dana.

     Upon Mr. Brown's death on February 25, 1988, Mr. Grotewohl, as president of Grotewohl Management Services, Inc. and Mr.
Dana elected to continue the Partnership. BWC Incorporated was dissolved in 1989.

	Mr. Grotewohl is currently age 77.  Mr. Dana is age 67.

Item 11.  EXECUTIVE COMPENSATION

	The following discussion contains certain information regarding aggregate direct or indirect compensation paid or accrued by the Partnership during the fiscal year ended September 30, 1995 to the General Partners and the Estate of Dennis A. Brown, and/or their affiliates. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

Property Management Fees
------------------------

	The Manager, a California general partnership which is owned equally by the Estate of Dennis A. Brown and the Managing
General Partner, is managing the Partnership's motel. The fee for this service is 5% of the gross proceeds from the operation of the motel. This compensation is in addition to the cost of compensating the Partnership's employees and the cost of goods and services acquired for the Partnership from independent contractors.

	During the fiscal year covered by this report the Partnership accrued such fees in the amount of $74,416, all of which were paid.

Franchise Fees and Advertising Fees
------------------------------------

	The Partnership operates its motel as a franchisee of Super 8 Motels, Inc., through a sub-franchise obtained from Super 8 Management Corporation, a corporation of which the Estate of Dennis A. Brown and Philip B. Grotewohl are the sole shareholders. In March 1988 the shareholders of Super 8
Management Corporation transferred their interests in the sub-franchise agreement to the Manager. The Partnershipo as franchisee, pays to the franchisor monthly franchise fees equal to 4% of its gross room revenue and contributes 1% pf its gross room revenue to an advertising fund administered by the franchisor to finance institutional advertising. The Manager is entitled to one-half of the 4% franchise fee.

	The total of franchise fees accrued during the fiscal year covered by this report was $57,939, of which $28,970 accrued to the Manager. All of the above sums have been paid.

General Partners' Interest in Cash Available for Distribution
--------------------------------------------------------------

     At quarterly intervals, the total amount of the Partnership's Cash Available for Distribution is determined at the discretion of the General Partners. (See Item 5 above.) Distributions therefrom are made as follows: (1) 90% of such distributions are paid to the Limited Partners; (2) 9% thereof is paid to the General Partners as Partnership management fees;
and  (3)   1% thereof is paid to the General Partners in
accordance with their interest in the income and losses of the Partnership.

	Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners which would otherwise be paid to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions.
During the fiscal year covered by this report, $546,000 in distributions of Cash Available for Distribution were paid to the Limited Partners. A total of $366,104 representing the General Partners' Interest in Cash Available for Distribution has been deferred and remains unpaid since commencement of the Partnership. The Limited Partners must receive $8,681,355 (calculated through September 30, 1995) and $910,000 each year thereafter in additional distributions before any of the accrued amounts will be paid to the General Partners. Accordingly, the General Partners consider the payment of these deferred amounts to be unlikely.

General Partner's Interest in Sale or Refinancing Proceeds
-----------------------------------------------------------

	The proceeds from the sale or refinancing of properties not reinvested are to be distributed first to the Limited Partners until they have received cumulative payments from all distribution sources equal to 100% of their original capital contribution and a cumulative 10% per annum return on their Adjusted Capital Contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties will be distributed 15% to the General Partners and 85% to the Limited Partners.

	No such distributions were paid or accrued for the account of the General Partners during the fiscal year covered by this report.

Allocation of General Partners' Interest
-----------------------------------------

     Compensation to the General Partners and their affiliates in the form of franchise fees and property management fees is allocated 1/3 each to the Estate of Dennis A. Brown, the Managing General Partner and the Associate General Partner.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners
------------------------------------------------

     No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------

	The General Partners do not beneficially own any Units.

Changes in Control
-------------------

	With the consent of all other General Partners and Limited Partners holding more than 50% of the Units, a General Partner may designate a successor or additional general partner, in each case with such participation in such General Partner's interest as such General Partner and successor or additional general partner may agree upon, provided that the interests of the Limited Partners are not affected thereby.

     A General Partner may withdraw from the Partnership at any time upon 60 days' prior written notice to the Limited Partners and any other General Partners, or may transfer his interest to an entity controlled by him; provided, however, that in either such event, if it is determined that the Partnership business is to be continued rather than dissolved and liquidated upon the happening thereof, the withdrawal or transfer will be effective only after receipt by the Partnership of an opinion of counsel to the effect that such withdrawal or transfer will not cause the Partnership to be classified as an association taxable as a corporation rather than as a partnership for federal income tax purposes.

     The Limited Partners shall take no part in the management of the Partnership's business; however, a majority in interest of the Limited Partners, without the concurrence of the General Partners, shall have the right to amend the Partnership Agreement, dissolve the Partnership, remove a General Partner or any successor general partner, elect a new general partner or general partners upon the removal, retirement, death, insanity, insolvency or bankruptcy of a General Partner, and approve or disapprove the sale, exchange or pledge in a single transaction of all or substantially all of the properties acquired by the Partnership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates
--------------------------------------------------------------------

	There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $110,000 in the fiscal year ended September 30, 1995 and are included in general and administrative expenses and motel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employee who are related to Philip B Grotewohl, the sole shareholder of a General Partner.

				   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:
    1.  Financial Statements Included in Part II of this Report
	  Report of Independent Certified Public Accountants
	  Balance Sheets, September 30, 1995 and 1994
	  Statement of Operations for the Years Ended September 30,
		1995, 1994 and 1993
	  Statements of Partners' Equity for the Years Ended September 30,
		1995, 1994  and 1993
	  Statements of Cash Flows for the Years Ended September 30,
		1995, 1994 and 1993
	  Notes to Financial Statements

    2.  Financial Statement Schedules Included in Part IV of the Report
	  None

    3.  Exhibits
	  3. and 4.  The Partnership Agreement is incorporated herein
		     as an exhibit from the annual report on Form 10-K for the fiscal year ended September 30, 1994

  (b) Reports on Form 8-K:
	 Inapplicable

				SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                 SUPER 8 MOTELS II, LTD.
			     -----------------------
(Signature and Title)        /s/     Philip B. Grotewohl
			    ----------------------------
			    Philip B. Grotewohl, President of Grotewohl
			    Management Services, Inc. Managing General Partner





Date  December 28, 1995







     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By (Signature and Title)        /s/     Philip B. Grotewohl
				---------------------------
			       Philip B. Grotewohl, Chief executive officer, chief financial officer, chief accounting officer and sole director of Grotewohl Management Services, Inc., Managing General Partner


Date December 28, 1995