Form 10-Q
period 1996-03-31
SUPER 8 ECONOMY LODGING IV LTD
filed 1996-05-09
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1996

                            Commission File 0-11512

                         SUPER 8 ECONOMY LODGING IV, LTD
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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


Yes  XX  No
    ----   ----

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

                       SUPER 8 ECONOMY LODGING IV, LTD.


                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - March 31, 1996 and September 30, 1995         2

   Statement of Operations - Six Months Ended
   March 31, 1996 and 1995                                       3

   Statement of Changes in Partners' Equity -
   Six Months Ended March 31, 1996 and 1995                      4

   Statement of Cash Flows - Six Months Ended
   March 31, 1996 and 1995                                       5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                           SUPER 8 ECONOMY LODGING IV, LTD.
                          (A California Limited Partnership)
                                    BALANCE SHEET
                         MARCH 31, 1996 AND SEPTEMBER 30,1995

                                                          3/31/96      9/30/95
                                                        ----------   ----------
                                       ASSETS
Current Assets:
  Cash and temporary investments                       $   784,403  $   794,899
  Accounts receivable                                       23,539       22,343
  Prepaid expenses                                           1,396       11,934
                                                        ----------   ----------
   Total Current Assets                                    809,338      829,176
                                                        ----------   ----------
Property and Equipment:
  Land                                                     799,311      799,311
  Buildings                                              2,226,531    2,226,531
  Furniture and equipment                                  544,185      548,367
                                                        ----------   ----------
                                                         3,570,027     3574,209
  Accumulated depreciation and amortization             (1,697,483)  (1,672,013)
                                                        ----------   ----------
   Property and Equipment, Net                           1,872,544    1,902,196
                                                        ----------   ----------

   Other assets                                             38,097       38,097
                                                        ----------   ----------
   Total Assets                                        $ 2,719,979  $ 2,769,469
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities             $    77,832  $   111,441
                                                        ----------   ----------
   Total Liabilities                                        77,832      111,441
                                                        ----------   ----------

Partners' Equity:
  General Partners                                         (14,787)     (17,358)
  Limited Partners                                       2,656,934    2,675,386
                                                        ----------   ----------
   Total Partners' Equity                                2,642,147    2,658,028
                                                        ----------   ----------

   Total Liabilities and Partners' Equity              $ 2,719,979  $ 2,769,469
                                                        ==========   ==========








The accompanying notes are an integral part of the financial statements.

                           SUPER 8 ECONOMY LODGING IV, LTD.
                          (A California Limited Partnership)
                                STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                 Three         Six         Three         Six
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                3/31/96      3/31/96      3/31/95      3/31/95
                               ---------    ---------    ---------    ---------
Income:
  Guest room                  $  351,052   $  714,230   $  311,143   $  634,497
  Telephone and vending           10,906       19,728        8,171       16,667
  Interest                         7,540       13,613        5,396       10,285
  Other                              894        2,158        1,140        2,128
                               ---------    ---------    ---------    ---------
     Total Income                370,392      749,729      325,850      663,577
                               ---------    ---------    ---------    ---------
Expenses:
  Motel operating expenses
     (Note 2)                    186,105      377,023      170,783      361,457
  General and administrative       5,607       22,033        6,654       23,351
  Depreciation and amortization   28,863       56,748       26,538       52,633
  Property management fees        18,197       36,806       16,010       32,685
                               ---------    ---------    ---------    ---------
     Total Expenses              238,772      492,610      219,985      470,126
                               ---------    ---------    ---------    ---------

     Net Income (Loss)        $  131,620   $  257,119   $  105,865   $  193,451
                               =========    =========    =========    =========

Net Income (Loss) Allocable to
 General Partners                 $1,316       $2,571       $1,059       $1,935
                               =========    =========    =========    =========

Net Income (Loss) Allocable to
 Limited Partners               $130,304     $254,548     $104,806     $191,516
                               =========    =========    =========    =========

Net Income (Loss) per
 Partner Unit                     $13.03       $25.45       $10.48       $19.15
                               =========    =========    =========    =========

Distributions to Limited
 Partners per Partnership Unit    $13.65       $27.30       $13.65       $27.30
                               =========    =========    =========    =========










The accompanying notes are an integral part of the financial statements.

                           SUPER 8 ECONOMY LODGING IV, LTD.
                          (A California Limited Partnership)
                       STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                                                          3/31/96      3/31/95
General Partners:                                        ---------    ---------
  Balance, beginning of year                            $  (17,358)  $  (22,492)
    Net income (loss)                                        2,571        1,935
                                                         ---------    ---------
      Balance, End of period                               (14,787)     (20,557)
                                                         ---------    ---------

Limited Partners:
  Balance, beginning of year                             2,675,386    2,713,084
    Net income (loss)                                      254,548      191,516
    Distributions to Limited Partners                     (273,000)    (273,000)
                                                         ---------    ---------
      Balance, End of Period                             2,656,934    2,631,600
                                                         ---------    ---------
      Total Partners' Equity                            $2,642,147   $2,611,043
                                                         =========    =========

































The accompanying notes are an integral part of the financial statements.

                           SUPER 8 ECONOMY LODGING IV, LTD.
                          (A California Limited Partnership)
                               STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                                          3/31/96      3/31/95
                                                         ---------    ---------
Cash Flows from Operating Activities:
   Received from motel revenues                         $  734,944   $  633,557
   Expended for motel operations and
    general and administrative expenses                   (458,933)    (405,423)
   Interest received                                        13,589       10,842
                                                         ---------    ---------
      Net Cash Provided (Used) by Operating Activities     289,600      238,976
                                                         ---------    ---------
Cash Flows from Investing Activities:
   Purchases of property and equipment                     (27,096)     (21,354)
                                                         ---------    ---------
      Net Cash Provided (Used) by Investing Activities     (27,096)     (21,354)
                                                         ---------    ---------
Cash Flows from Financing Activities:
   Distributions to limited partners                      (273,000)    (273,000)
                                                         ---------    ---------
      Net Cash Provided (Used) by Financing Activities    (273,000)    (273,000)
                                                         ---------    ---------
       Net Increase (Decrease) in Cash and
        Temporary Investments                              (10,496)     (55,378)

Cash and Temporary Investments:
       Beginning of period                                 794,899      763,487
                                                         ---------    ---------

       End of period                                    $  784,403   $  708,109
                                                         =========    =========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

   Net Income (Loss)                                    $  257,119   $  193,451
                                                         ---------    ---------
    Adjustments to reconcile net income to
     net cash used by operating activities:
        Depreciation and amortization                       56,748       52,633
        (Increase) decrease in accounts receivable          (1,196)     (19,179)
        (Increase) decrease in prepaid expenses             10,538       10,154
        Increase (decrease) in accounts payable            (33,609)       1,917
                                                         ---------    ---------
           Total Adjustments                                32,481       45,525
                                                         ---------    ---------
          Net Cash Provided (Used) by Operating A       $  289,600   $  238,976
                                                         =========    =========





The accompanying notes are an integral part of the financial statements.

                           SUPER 8 ECONOMY LODGING IV, LTD.
                          (A California Limited Partnership)
                             NOTES TO FINANCIAL STATEMENTS
                                     March 31, 1996

Note 1:

        The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

        Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1995 for a complete disclosure of significant accounting practices and other detail necessary for a fair presentation of the financial statements.

        In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

         Property Management Fees                $  36,806
         Franchise Fees                          $  14,297

        Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:

        The following table summarizes the major components of motel operating expenses for the following periods:

                                 Three         Six         Three         Six
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                3/31/96      3/31/96      3/31/95      3/31/95
                               ---------    ---------    ---------    ---------
Salaries and related costs    $   78,156   $  149,860   $   65,506   $  137,647
Utilities                         13,122       29,542       13,988       31,575
Allocated costs, mainly indir     22,909       47,780       21,131       44,525
Replacements and renovations         428        5,517        3,742        9,883
Other operating expenses          71,490      144,324       66,416      137,827
                               ---------    ---------    ---------    ---------
Total Motel Operating Expense $  186,105   $  377,023   $  170,783   $  361,457
                               =========    =========    =========    =========

        The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                           SUPER 8 ECONOMY LODGING IV, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                    MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's current assets of $809,338 exceeded its current liabilities of $77,832 providing an operating reserve of $731,506, which is greater than the $455,000 target set by the General Partners.

        In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

        The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first six months of the fiscal year which will end on September 30, 1996, were $32,613 (of which $27,096 was capitalized) or 4.6% of room revenues. Expenditures of this type are not expected to exceed the General Partners' 3% guideline on a yearly basis.


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


RESULTS OF OPERATIONS

        The following is a comparison of operating results for the six month periods ended March 31, 1996 and March 31, 1995.

        Total revenues increased $86,152 or 13.0% for the six months ended March 31, 1996 as compared to the corresponding period of the preceding fiscal year. Guest room revenue increased $79,733 or 12.6% for the current period due to an increase in the occupancy rate to 71.1% (as compared with 68.3% for the corresponding period of the preceding fiscal year) and an increase in average room rate from $50.07 in 1995 to $53.83 in 1996 for the comparative periods.

        Total expenditures increased $22,484 or 4.8% during the six months covered by this report as compared to the previous fiscal year. The expenditure increase is associated with the improved occupancy.

                           SUPER 8 ECONOMY LODGING IV, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               MARCH 31, 1996 (Continued)


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







                              SUPER 8 ECONOMY LODGING IV, LTD


               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer