Form 10-Q
period 1996-06-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1996-08-09
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1996

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

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995

                       SUPER 8 ECONOMY LODGING IV, LTD.


                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1996 and September 30, 1995         2

   Statement of Operations - Nine Months Ended
   June 30, 1996 and 1995                                       3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1996 and 1995                     4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1996 and 1995                                       5

   Notes to Financial Statements                                6

   Management Discussion and Analysis                         7 - 8

   Other Information and Signatures                           9 - 10

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                                   BALANCE SHEET
                        JUNE 30, 1996 AND SEPTEMBER 30,1995

                                                          6/30/96      9/30/95
                                                        ----------   ----------
                                  ASSETS
Current Assets:
  Cash and temporary investments                       $   829,954  $   794,899
  Accounts receivable                                       27,387       22,343
  Prepaid expenses                                          13,330       11,934
                                                        ----------   ----------
   Total Current Assets                                    870,671      829,176
                                                        ----------   ----------
Property and Equipment:
  Land                                                     799,311      799,311
  Buildings                                              2,226,531    2,226,531
  Furniture and equipment                                  549,828      548,367
                                                        ----------   ----------
                                                         3,575,670    3,574,209
  Accumulated depreciation and amortization             (1,725,666)  (1,672,013)
                                                        ----------   ----------
   Property and Equipment, Net                           1,850,004    1,902,196
                                                        ----------   ----------

   Other assets                                             38,097       38,097
                                                        ----------   ----------

   Total Assets                                        $ 2,758,772  $ 2,769,469
                                                        ==========   ==========

                    LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities             $    94,860  $   111,441
                                                        ----------   ----------
   Total Liabilities                                        94,860      111,441
                                                        ----------   ----------

Partners' Equity:
  General Partners                                         (12,969)     (17,358)
  Limited Partners                                       2,676,881    2,675,386
                                                        ----------   ----------
   Total Partners' Equity                                2,663,912    2,658,028
                                                        ----------   ----------

   Total Liabilities and Partners' Equity              $ 2,758,772  $ 2,769,469
                                                        ==========   ==========







 The accompanying notes are an integral part of the financial statements.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                              STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                 Three         Nine        Three         Nine
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                6/30/96      6/30/96      6/30/95      6/30/95
                              ----------   ----------   ----------   ----------
Income:
  Guest room                 $   417,702  $ 1,131,932  $   385,470  $ 1,019,967
  Telephone and vending           10,196       29,924        9,420       26,087
  Interest                         6,852       20,465        5,759       16,045
  Other                              817        2,975          750        2,878
                              ----------   ----------   ----------   ----------
     Total Income                435,567    1,185,296      401,399    1,064,977
                              ----------   ----------   ----------   ----------
Expenses:
  Motel operating expenses
   (Note 2)                      198,870      575,892      192,422      553,879
  General and administrative       5,322       27,355        5,355       28,705
  Depreciation and amortizatio    28,183       84,931       26,302       78,935
  Property management fees        21,428       58,234       19,756       52,441
                              ----------   ----------   ----------   ----------
     Total Expenses              253,803      746,412      243,835      713,960
                              ----------   ----------   ----------   ----------

     Net Income (Loss)       $   181,764  $   438,884  $   157,564  $   351,017
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners              $1,818       $4,389       $1,576       $3,510
                                ========     ========     ========     ========
Net Income (Loss) Allocable
 to Limited Partners            $179,946     $434,495     $155,988     $347,507
                                ========     ========     ========     ========
Net Income (Loss)
 per Partners                     $17.99       $43.45       $15.60       $34.75
                                ========     ========     ========     ========
Distributions to Limited
 Partners per Partnership Unit    $16.00       $43.30       $13.65       $40.95
                                ========     ========     ========     ========













 The accompanying notes are an integral part of the financial statements.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                          6/30/96      6/30/95
General Partners:                                       ----------   ----------
  Balance, beginning of year                           $   (17,358) $   (22,492)
    Net income (loss)                                        4,389        3,510
                                                        ----------   ----------
      Balance, End of period                               (12,969)     (18,982)
                                                        ----------   ----------

Limited Partners:
  Balance, beginning of year                             2,675,386    2,713,084
    Net income (loss)                                      434,495      347,507
    Distributions to Limited Partners                     (433,000)    (409,500)
                                                        ----------   ----------
      Balance, End of Period                             2,676,881    2,651,091
                                                        ----------   ----------

      Total Partners' Equity                           $ 2,663,912  $ 2,632,109
                                                        ==========   ==========
































 The accompanying notes are an integral part of the financial statements.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                              STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                          6/30/96      6/30/95
                                                        ----------   ----------
Cash Flows from Operating Activities:
   Received from motel revenues                        $ 1,158,433  $ 1,006,360
   Expended for motel operations and
    general and administrative expenses                   (679,459)    (637,122)
   Interest received                                        21,819       16,000
                                                        ----------   ----------
      Net Cash Provided (Used) by Operating Activities     500,793      385,238
                                                        ----------   ----------
Cash Flows from Investing Activities:
   Purchases of property and equipment                     (32,738)     (34,918)
                                                        ----------   ----------
      Net Cash Provided (Used) by Investing Activities     (32,738)     (34,918)
                                                        ----------   ----------
Cash Flows from Financing Activities:
   Distributions to limited partners                      (433,000)    (409,500)
                                                        ----------   ----------
      Net Cash Provided (Used) by Financing Activities    (433,000)    (409,500)
                                                        ----------   ----------
       Net Increase (Decrease) in Cash
        and Temporary Investments                           35,055      (59,180)

Cash and Temporary Investments:
       Beginning of period                                 794,899      763,487
                                                        ----------   ----------

       End of period                                   $   829,954  $   704,307
                                                        ==========   ==========
Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

   Net Income (Loss)                                   $   438,884  $   351,017
    Adjustments to reconcile net income to              ----------   ----------
     net cash used by operating activities:
      Depreciation and amortization                         84,931       78,935
      (Increase) decrease in accounts receivable            (5,044)     (42,617)
      (Increase) decrease in prepaid expenses               (1,396)         (20)
      (Increase) decrease in other assets                     -          (5,006)
      Increase (decrease) in accounts payable              (16,582)       2,929
                                                        ----------   ----------
         Total Adjustments                                  61,909       34,221
                                                        ----------   ----------

        Net Cash Provided (Used) by Operating Activies $   500,793  $   385,238
                                                        ==========   ==========





 The accompanying notes are an integral part of the financial statements.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996

Note 1:

The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1995 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

                Property Management Fees  $   58,234
                Franchise Fees            $   22,659

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:

The following table summarizes the major components of motel operating expenses for the following periods:
                                 Three         Nine        Three         Nine
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                6/30/96      6/30/96      6/30/95      6/30/95
                              ----------   ----------   ----------   ----------
Salaries and related costs   $    76,031  $   225,891  $    72,624  $   210,271
Utilities                         15,796       45,338       19,258       48,007
Allocated costs, mainly
 indirect salaries                23,816       71,595       22,276       66,800
Replacements and renovations       7,694       13,212        6,013       15,895
Other operating expenses          75,533      219,856       72,251      212,906
                              ----------   ----------   ----------   ----------
Total Motel Operating
 Expenses                    $   198,870  $   575,892  $   192,422  $   553,879
                              ==========   ==========   ==========   ==========

The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                         MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   JUNE 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's current assets of $870,671 exceeded its current liabilities of $94,860 providing an operating reserve of $775,811, which is greater than the $455,000 target set by the General Partners.

        In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

        The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first six months of the fiscal year which will end on September 30, 1996, were $45,950 or 4.1% of room revenues. Expenditures of this type are not expected to exceed the General Partners' 3% guideline on a yearly basis.


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

RESULTS OF OPERATIONS

        The following is a comparison of operating results for the nine month periods ended June 30, 1996 and June 30, 1995.

        Total revenues increased $120,319 or 11.3%. Guest room revenue increased $111,965 or 11.0% for the current period due to an increase in the occupancy rate to 73.6% (as compared with 72.2% for the corresponding period of the preceding fiscal year) and an increase in average room rate from $50.71 in 1995 to $55.05 in 1996 for the comparative periods.

        Total expenditures increased $32,452 or 4.5% during the nine months
covered by this report as compared to the previous fiscal year.   The
expenditure increase is associated with the improved occupancy.

                          SUPER 8 ECONOMY LODGING IV, LTD.
                         (A California Limited Partnership)
                         MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                            JUNE 30, 1996 (Continued)


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


               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer