Form 10-K
period 1996-09-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1996-12-23
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K
                                 (Mark One)
           ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the Fiscal Year Ended  September 30, 1996
                                      OR
         (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from ______________to ___________

                           Commission file number 0-11512

                          SUPER 8 ECONOMY LODGING IV, LTD.
              (Exact name of registrant as specified in its charter)

                California                              94-2827163
      -------------------------------             ----------------------
      (State or other jurisdiction of             (I.R.S. Employer Iden-
       incorporation or organization)               tification No.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1. BUSINESS
        --------

General Development of Business
-------------------------------
    Super 8 Economy Lodging IV, Ltd. (the "Partnership") is a limited partnership which was organized under the Uniform Limited Partnership Act of the State of California on February 5, 1982.

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

    The net proceeds of the offerings were expended for the acquisition and development of properties located in Pleasanton, California and Santa Ana, California. Motel operations commenced on October 4, 1983 at the Pleasanton property and on February 19, 1985 at the Santa Ana property. The Partnership's Pleasanton motel is operated pursuant to a franchise acquired from Super 8
Motels, Inc. under the name "Super 8 Motel."   On April 30, 1992 the
Partnership sold the Santa Ana motel.

    There is hereby incorporated by reference herein the information regarding the Partnership's Pleasanton property contained in Part I, Item 2 of this report under the caption "Properties."

Narrative Description of Business
---------------------------------
    The Partnership's business is to operate its motel property and to engage in any and all general business activities related or incidental thereto. The Partnership's motel is operated pursuant to a franchise originally acquired from Super 8 Motels, Inc. through Super 8 Management Corporation as a subfranchisor, under the name "Super 8 Motel." The current subfranchisor is Brown & Grotewohl.

    Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of October 31, 1996, a total of 1,464 franchised motels having an aggregate of 88,965 guest rooms were in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc ("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada and Days Inn tradenames.

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

    The Partnership employs (on a part-time basis) one secretarial employee, four Partnership and motel administrative employees, one marketing employee, and five accounting employees at its Sacramento, California office. Included in the above list is David P. Grotewohl, son of Philip Grotewohl, whom the Partnership employs as Director of Operations and as an attorney. Mark Grotewohl, son of Philip Grotewohl, is employed as Director of Marketing. Julie Grotewohl, daughter of Philip Grotewohl, was employed as the Regional Director of Sales through August.

Pleasanton, California
----------------------
    The Pleasanton motel, which consists of 102 guest rooms, commenced operations on October 4, 1983. The average monthly occupancy rates and average monthly room rates for the period from October 1, 1993 through September 30, 1996 are as follows:

                            AVERAGE OCCUPANCY RATE
                    1995 -          1994 -          1993 -
                    1996            1995            1994
                   -------         -------         -------
October              79%             81%             71%
November             74%             69%             70%
December             61%             56%             61%
January              70%             63%             64%
February             71%             66%             69%
March                72%             75%             73%
April                72%             72%             67%
May                  76%             78%             72%
June                 88%             91%             79%
July                 85%             86%             88%
August               91%             87%             87%
September            81%             81%             73%
                   -------         -------         -------
Annual Average       77%             75%             73%

                              AVERAGE ROOM RATE
                    1995 -          1994 -          1993 -
                    1996            1995            1994
                   -------         -------         -------
October            $54.38          $50.53          $49.95
November           $55.07          $50.26          $49.77
December           $53.93          $49.56          $48.76
January            $51.58          $50.12          $50.27
February           $53.07          $49.80          $49.80
March              $54.83          $49.99          $49.70
April              $55.40          $51.89          $49.77
May                $57.44          $52.06          $49.81
June               $58.65          $51.48          $50.54
July               $60.00          $52.95          $48.87
August             $60.13          $55.28          $51.45
September          $59.83          $53.53          $50.23
                   -------         -------         -------
Annual Average     $56.44          $51.62          $49.93

    Patrons of the Partnership's Pleasanton motel are primarily commercial or business travelers, and leisure business. The Pleasanton motel has no single customer the loss of which would, in the opinion of the Managing General Partner, have a material adverse effect on the motel's operations.

    The following lodging facilities provide direct and indirect competition to the Partnership's Pleasanton motel:

                                            APPROXIMATE DISTANCE
                          NUMBER OF          FROM PARTNERSHIP'S
     FACILITY               ROOMS                  MOTEL
     --------             ---------         --------------------
Sheraton Hotel              216                  300 Yards
Marriott Courtyard          145                  0.75 Mile
Best Western Dublin Park    230                  1.0 Mile
Wyndom Hotel                171                  1.5 Miles
Hilton Hotel                300                  2.0 Miles
Holiday Inn                 248                  2.0 Miles
Springtown Inn              127                  9.0 Miles
All Star Motel              102                  9.0 Miles
Holiday Inn                 124                 10.0 Miles

    As of December 12, 1996 the Partnership employed (on a full or part-time basis) one manager, five desk clerks, one maintenance worker and ten housekeeping and laundry employees at the Pleasanton motel.


Item 2. PROPERTIES
        ----------

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


Item 3. LEGAL PROCEEDINGS
        -----------------

    Inapplicable.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

    Inapplicable.

                                        PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

Market Information
------------------
    The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders
-------
    As of December 13, 1996 a total of 1,988 investors ("Limited Partners") held Units in the Partnership.

Distributions
-------------
    Cash Available for Distribution is defined as the cash funds provided from operations without deduction for depreciation, but after deducting cash funds used to pay or provide for payment of debt service, capital improvements and replacements and the operating expenses of the property, also less adequate cash reserves for obligations of the Partnership for which there is no provision.

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

    The following distributions (all from Cash Available for Distribution) were made during the two most recent fiscal years:

                                Amount                 Amount
                              Distributed            Distributed
                Date            Per Unit          to General Partners
              --------        -----------         -------------------
              11/15/94           $13.65                  - 0 -
              02/15/95           $13.65                  - 0 -
              05/15/95           $13.65                  - 0 -
              08/15/95           $13.65                  - 0 -
              11/15/95           $13.65                  - 0 -
              02/15/96           $13.65                  - 0 -
              05/15/96           $16.00                  - 0 -
              08/15/96           $16.00                  - 0 -


Item 6. SELECTED FINANCIAL DATA
        -----------------------

    Following are selected financial data of the Partnership for the fiscal years ended September 30, 1996, 1995, 1994, 1993 and 1992. Due to the sale of the Santa Ana motel on April 30, 1992, data for the 1992 fiscal year is not comparable to any other fiscal year.

                     SUPER 8 ECONOMY LODGING IV, LTD

Item 6. Selected Financial Data
        -----------------------
                                      Years Ended September 30:
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------
Total income        $1,686,738  $1,510,802  $1,415,308  $1,395,176  $1,871,469
Motel room income   $1,613,817  $1,448,486  $1,354,227  $1,337,670  $1,757,132
Interest income        $28,879     $22,379     $19,181     $18,138     $34,085
Other income:
 Loss on sale of
  Santa Ana Motel         -           -           -           -    $(2,297,181)
 Gain on sale of
  Pleasanton land
  parcel                  -           -           -         $5,825        -
Net income (loss)     $665,100    $513,436    $419,009    $386,643 $(2,314,004)

Per Partnership Unit:
 Cash distributions:
  Proceeds from sale
   of Santa Ana Motel     -           -           -           -         $57.11
  Other                 $59.30      $54.60      $48.65      $40.00      $42.89
Net income (loss)       $65.84      $50.83      $41.48      $38.28    $(229.09)




                      9/30/96     9/30/95     9/30/94     9/30/93     9/30/92
                    ----------  ----------  ----------  ----------  ----------
Total assets        $2,841,572  $2,769,469  $2,786,858  $2,864,030  $2,832,368
Long-term debt            -           -           -           -           -

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Liquidity
---------
    The Partnership's current assets of $972,829 exceed its current liabilities of $111,444 by $861,385. This amount exceeds the General Partners' cash reserve target of $455,000. In the opinion of the General Partners, the Partnership's Pleasanton motel provides adequate liquidity to satisfy the Partnership's financial obligations.

    The Partnership's primary source of liquidity is its gross revenues from operations. As noted below, the Partnership has had a positive cash flow from motel operations in each of the last three fiscal years. In addition, the Partnership's equity in its Pleasanton motel, which is presently unencumbered, would provide a potential source of liquidity through financing in the event the Partnership's liquidity were impaired. There can be no assurance, however, that the Partnership could borrow against such equity on favorable terms should additional liquidity be required.

Capital Resources
-----------------
    The Partnership owns and operates one motel property, a 102-room lodging facility located in Pleasanton, California.

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

    During the fiscal year covered by this report, the Partnership spent $56,278 ($33,120 of which was capitalized) on the refurbishment of its motel and its furnishings. The capitalized items included $16,241 for replacement guest room carpet, $11,148 for central office computers, $3,653 for a replacement ice machine and $2,077 for furniture for the manager's apartment. Included in the $23,158 amount not capitalized were expenditures for tub repair, replacement guest room lamps and bed sets and televisions and air-conditioning units, landscaping upgrades and parking lots repairs. The Managing General Partner anticipates the expenditure of an amount approximately equal to the 3% target during the next fiscal year on further refurbishment of the Partnership's motel, such amount to be paid from operating cash flow or, if operating cash flow is inadequate, from reserves.

New Accounting Standards
------------------------
    SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt SFAS No. 121 until its fiscal year ending September 30, 1997. The Partnership does not expect to make any disclosures about impairment of long-lived assets under SFAS No. 121.

Results of Operation
--------------------

Partnership's Combined Financial Results
----------------------------------------
    The following is a comparison of combined results for the twelve-month periods ending September 30, 1994, 1995 and 1996. Comparative revenue and expense data is included in the financial statements found in Item 8.

    The Partnership achieved a 29.5% increase in net income for the fiscal year covered by this report as compared to the previous fiscal year. This result was achieved by increasing total income $175,936 (or 11.6%) while limiting the increase in expenses to $24,272 (or 2.4%). The revenue increase was due primarily to increased guest room revenue which was the result of both improved occupancy rates and average room rates.

    The Partnership achieved a 22.5% increase in net income for the fiscal year ended September 30, 1995 as compared to the previous fiscal year. This result was achieved by increasing total income $95,494 (or 6.7% while keeping expenses essentially unchanged. The revenue increase was due primarily to increased guest room revenue which was the result of both improved occupancy rates and average room rates.

Pleasanton, California Motel
----------------------------
    The following is a comparison of operating results at the Partnership's Pleasanton motel for the fiscal years 1994, 1995 and 1996:

                             AVERAGE                AVERAGE
                            OCCUPANCY                 ROOM
      PERIOD ENDED             RATE                   RATE
   ------------------       ---------               -------
   September 30, 1994         72.8%                  $49.93
   September 30, 1995         75.4%                  $51.62
   September 30, 1996         76.6%                  $56.44

                                           TOTAL
                                        EXPENDITURES         PARTNERSHIP
                        TOTAL             AND DEBT              CASH
PERIOD ENDED           REVENUE            SERVICE             FLOW (1)
------------------   ----------         ------------         -----------
September 30, 1994   $1,415,309           $893,827            $521,482
September 30, 1995   $1,510,802           $947,078            $563,724
September 30, 1996   $1,686,738           $940,044            $746,694

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

    Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:

                                  1994          1995          1996
                                --------      --------      --------
Partnership Cash Flow           $521,482      $563,724      $746,694
Net Additions to Fixed Assets      3,311        59,067        33,120
Depreciation and Amortization   (105,784)     (109,175)     (114,714)
Other Items                         -             (180)         -
                                --------      --------      --------
Net Income                      $419,009      $513,436      $665,100
                                ========      ========      ========

    During the fiscal year covered by this report, the Partnership's Pleasanton motel achieved a significant improvement in its average room rate and a slight increase in its average occupancy rate. The motel replaced approximately 50% of its low-rate discount business with guests in the leisure and corporate market segments.

    During the fiscal year ended September 30, 1995 as compared to the prior fiscal year, the Partnership's Pleasanton motel achieved improvements in both its occupancy rate and in its average room rate. While there was a very slight reduction in corporate room nights sold, the average rate for corporate business increased as to provide increased revenue from this market segment. The leisure market segment increased in both room nights sold and in the average rate paid.

    During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Pleasanton motel achieved a $7,034 (or 0.7%) decrease in expenditures notwithstanding increased occupancy. The motel achieved reduced expenditures of $42,086 in renovations and replacements and $5,250 in maintenance wages and salaries. The reductions were substantially offset by increases of $15,149 in front desk wages and salaries, and in proportionate increases in franchise and management fees which are a function of guest room revenue.

    During the fiscal year ended September 30, 1995 as compared to the previous fiscal year, the Pleasanton motel's total expenditures and debt service increased $53,251 or 6.0%. Motel operating expenses declined by $10,538 due to the continued benefit from the cost-cutting program instituted by the Managing General Partner in early calendar-1994. The increase in total expenditures and debt service is associated with renovations and replacements, which increased $54,621 on a comparative basis. The roof, washer and dryer replacements previous referenced in the section captioned "Capital Requirements" are infrequent expenditures. No similar expenditures are expected during the next fiscal year.

Future Trends
-------------
    The General Partners anticipate that the Partnership will continue to
achieve favorable financial results.   The General Partner's cost-cutting
program will remain in place, but the major comparative savings have been realized. Future financial results will be dependent upon the economic climate in the Pleasanton hospitality market. While the market is presently strong, this area has been subjected to both favorable and unfavorable cyclical business conditions. The General Partners expect the Partnership's occupancy rate (and hence its revenues and profits) to benefit, in the long range, from economic growth. The General Partners anticipate lower occupancy rates and perhaps lower room rates in the event of an economic downturn.

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


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

    See Financial Statements and Notes to Financial Statements at pages F-1 through F-11.

                        ANNUAL REPORT ON FORM 10-K

                                  ITEM 8

                           FINANCIAL STATEMENTS

                     SUPER 8 ECONOMY LODGING IV, LTD.

                          SACRAMENTO, CALIFORNIA

                            SEPTEMBER 30, 1996

Item 8: Financial Statements
        --------------------


                     SUPER 8 ECONOMY LODGING IV, LTD.

                       INDEX OF FINANCIAL STATEMENTS



                                                            Pages
                                                            -----

Financial Statements:
    Independent Auditors' Report                             F-3

    Balance Sheets, September 30, 1996 and 1995              F-4

    Statements of Operations for the years ended
      September 30, 1996, 1995 and 1994                      F-5

    Statements of Partners' Equity for the years ended
      September 30, 1996, 1995 and 1994                      F-6

    Statements of Cash Flows for the years ended             F-7 to
      September 30, 1996, 1995 and 1994                      F-8

    Notes to Financial Statements                            F-9 to
                                                             F-11




Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                       INDEPENDENT AUDITORS' REPORT





To the Partners
Super 8 Economy Lodging IV, Ltd.

We have audited the accompanying balance sheets of Super 8 Economy Lodging IV, Ltd., a California limited partnership, as of September 30, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Economy Lodging IV, Ltd. as of September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


December 3, 1996
San Mateo, California

                        SUPER 8 ECONOMY LODGING IV, LTD.
                      (A California Limited Partnership)
                                BALANCE SHEETS
                         September 30, 1996 and 1995

                                    ASSETS

                                                           1996        1995
                                                        ----------  ----------
Current Assets:
 Cash and temporary investments (Notes 1 and 3)         $  938,477  $  794,899
 Accounts receivable                                        21,563      22,343
 Prepaid expenses                                           12,789      11,934
                                                        ----------  ----------
   Total Current Assets                                    972,829     829,176
                                                        ----------  ----------
Property and Equipment (Notes 2 and 6):
 Land                                                      799,311     799,311
 Buildings                                               2,246,419   2,246,419
 Furniture and equipment                                   530,321     528,479
                                                        ----------  ----------
                                                         3,576,051   3,574,209
 Accumulated depreciation                               (1,755,449) (1,672,013)
                                                        ----------  ----------
   Property and Equipment, Net                           1,820,602   1,902,196
                                                        ----------  ----------
Other Assets (Note 2):
 Deposit of federal income taxes                            48,141      38,097
                                                        ----------  ----------

      Total Assets                                      $2,841,572  $2,769,469
                                                        ==========  ==========

                       LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities               $  106,979  $  109,975
 Due to related parties (Note 4)                             4,465       1,466
                                                        ----------  ----------
   Total Liabilities                                       111,444     111,441

Partners' Equity:
 General Partners                                          (10,707)    (17,358)
 Limited Partners                                        2,740,835   2,675,386
                                                        ----------  ----------
   Total Partners' Equity                                2,730,128   2,658,028
                                                        ----------  ----------

      Total Liabilities and Partners' Equity            $2,841,572  $2,769,469
                                                        ==========  ==========

                        SUPER 8 ECONOMY LODGING IV, LTD.
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS

                                                Years Ended September 30:
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Income:
  Motel room                                $1,613,817  $1,448,486  $1,354,227
  Telephone and vending                         41,244      36,519      37,699
  Interest                                      28,879      22,379      19,181
  Other                                          2,798       3,418       4,201
                                            ----------  ----------  ----------
    Total Income                             1,686,738   1,510,802   1,415,308
                                            ----------  ----------  ----------
Expenses:
  Motel operations (exclusive of depreciation
    shown separately below) (Notes 4 and 5) 789,729 777,015 787,553 General and administrative (exclusive of depreciation shown separately below
      (Note 4)                                  34,302      36,760      33,331
  Depreciation and amortization (Note 2)       114,714     109,175     105,784
  Property management fees (Note 4)             82,893      74,416      69,631
                                            ----------  ----------  ----------
    Total Expenses                           1,021,638     997,366     996,299
                                            ----------  ----------  ----------

       Net Income                           $  665,100  $  513,436  $  419,009
                                            ==========  ==========  ==========

Net Income Allocable to General Partners    $    6,651  $    5,134  $    4,190
                                            ==========  ==========  ==========

Net Income Allocable to Limited Partners    $  658,449  $  508,302  $  414,819
                                            ==========  ==========  ==========

Net Income Per Partnership Unit (Note 1)    $    65.84  $    50.83  $    41.48
                                            ==========  ==========  ==========

Distributions to Limited Partners
  Per Partnership Unit (Note 1)              $   59.30   $   54.60  $    48.65
                                            ==========  ==========  ==========

                        SUPER 8 ECONOMY LODGING IV, LTD.
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY


                                                 Years Ended September 30:
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------

General Partners:
  Balance at beginning of year              $  (17,358) $  (22,492) $  (26,682)
  Net income                                     6,651       5,134       4,190
                                            ----------  ----------  ----------
    Balance at End of Year                     (10,707)    (17,358)    (22,492)
                                            ----------  ----------  ----------
Limited Partners:
  Balance at beginning of year               2,675,386   2,713,084   2,784,765
  Net income                                   658,449     508,302     414,819
  Distributions to Limited Partners           (593,000)   (546,000)   (486,500)
                                            ----------  ----------  ----------
    Balance at End of Year                   2,740,835   2,675,386   2,713,084
                                            ----------  ----------  ----------

    Total Partners' Equity                  $2,730,128  $2,658,028  $2,690,592
                                            ==========  ==========  ==========

                        SUPER 8 ECONOMY LODGING IV, LTD.
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS

                                                  Years Ended September 30:
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Cash Flows From Operating Activities:
 Received from motel operations             $1,658,578  $1,492,593  $1,407,648
 Expended for motel operations and
   general and administrative expenses        (917,820)   (877,067)   (934,917)
 Interest received                              28,940      20,953      18,719
                                            ----------  ----------  ----------
   Net Cash Provided by Operating Activities   769,698     636,479     491,450
                                            ----------  ----------  ----------
Cash Flows From Investing Activities:
 Purchases of property and equipment           (33,120)    (60,317)     (3,311)
 Proceeds from sale of equipment                   -         1,250         -
                                            ----------  ----------  ----------
   Net Cash Used by Investing Activities       (33,120)    (59,067)     (3,311)
                                            ----------  ----------  ----------
Cash Flows From Financing Activities:
 Distributions paid to limited partners       (593,000)   (546,000)   (486,500)
                                            ----------  ----------  ----------
   Net Cash Used by Financing Activities      (593,000)   (546,000)   (486,500)
                                            ----------  ----------  ----------
   Net Increase in Cash and Temporary
     Investments                               143,578      31,412       1,639

Cash and Temporary Investments:
 Beginning of year                             794,899     763,487     761,848
                                            ----------  ----------  ----------

   End of Year                              $  938,477  $  794,899  $  763,487
                                            ==========  ==========  ==========

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                 Years Ended September 30:
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Net income                                  $665,100    $513,436    $419,009
                                            ----------  ----------  ----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                114,714     109,175     105,784
  Loss on disposition of property
    and equipment                                  -         1,430         -
  (Increase) decrease in accounts receivable       780       2,745      11,059
  Increase in prepaid expenses                    (855)       (475)     (1,630)
  Increase in other assets                     (10,044)     (5,006)    (33,091)
  Increase (decrease) in accounts payable
    and accrued liabilities                     (2,996)     15,174      (9,952)
  Increase in due to related parties             2,999         -           271
                                            ----------  ----------  ----------

    Total Adjustments                          104,598     123,043      72,441
                                            ----------  ----------  ----------
    Net Cash Provided by
     Operating Activities                     $769,698    $636,479    $491,450
                                            ==========  ==========  ==========

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP
------------------------
Super 8 Economy Lodging IV, Ltd., is a limited partnership organized under California law on February 5, 1982, to acquire and operate motel properties in Pleasanton and Santa Ana, California. The Pleasanton motel was opened in October, 1983, and the Santa Ana motel was opened in February, 1985. The Partnership grants credit to customers, substantially all of which are local businesses in Pleasanton. The Santa Ana property was sold in April, 1992.

The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., the sole shareholder and officer of which is Philip B. Grotewohl. The Associate General Partner of the Partnership is Robert J. Dana.

The net income or net loss of the Partnership is allocated 1% to the General Partners and 99% to the Limited Partners. Net income (loss) and distributions per partnership unit are based upon 10,000 units outstanding. All partnership units are owned by the Limited Partners.

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions. As of September 30, 1996, the Partnership had a combined balance in cash and temporary investments of $938,477, which was $483,477 in excess of the $455,000 required amount.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership, except for a deposit of federal income taxes which is required of partnerships with fiscal year ends other than a calendar year. The amount of the deposit is based upon the taxable income of the partnership in the prior year.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

         Description               Methods               Useful Lives
    ----------------------    ----------------------     ------------
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

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(cONTINUED)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS
---------------------------------------
Cash and temporary investments as of September 30, 1996 and 1995 consist of the following:
                                              1996         1995
                                           ---------    ---------
  Cash in bank, non-interest bearing       $  26,184    $  26,949
  Money market accounts                      512,293      567,950
  Certificates of deposit                    400,000      200,000
                                           ---------    ---------
    Total Cash and Temporary Investments    $938,477     $794,899
                                           =========    =========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of six months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
FRANCHISE FEES
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of the gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($80,691 in 1996, $72,424 in 1995 and $67,631 in 1994) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel property as a franchisee of Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc., (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $32,276, $28,970, and $27,052 in 1996, 1995 and 1994, respectively.

PROPERTY MANAGEMENT FEES
The General Partner, or its affiliates, handles the management of the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations as defined in the Partnership agreement, and amounted to $82,893, $74,416, and $69,631 in 1996, 1995 and 1994,
respectively.

SUBORDINATED PARTNERSHIP MANAGEMENT FEES
During the Partnership's operational stage, the General Partners are to receive 9% of cash available for distribution for Partnership management services, along with an additional 1% of cash available for distribution on account of their interest in the profit and losses, subordinated, however, to receipt by the Limited Partners of a 10% per annum cumulative pre-tax return on their adjusted capital contributions. At September 30, 1996 the Limited Partners had not received the 10% cumulative return, and as no Partnership management fees are presently payable they are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------------------
future. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sales or a refinancing. As of September 30, 1996 the cumulative amount of these fees was $431,993.

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

EXPENSES SHARED BY THE PARTNERSHIP AND ITS AFFILIATES
There are certain expenses which are allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, administrative salaries and duplication expenses. The expenses allocated to the Partnership were approximately $113,000 in 1996, $110,000 in 1995 and $104,000 in 1994 and are included in motel and restaurant operations and general and administrative expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a General Partner of the Partnership.

NOTE 5 - MOTEL OPERATING EXPENSES
---------------------------------
The following table summarizes the major components of motel operating expenses for the years ended September 30, 1996, 1995 and 1994:

                                               1996        1995        1994
                                            ----------  ----------  ----------
  Salaries and related costs                  $308,314    $282,994    $298,050
  Franchise and advertising fees                80,691      72,424      67,631
  Utilities                                     66,664      70,349      70,875
  Allocated costs, mainly indirect salaries     92,355      89,327      85,609
  Repairs and minor renovations                 23,158      38,047      40,432
  Other operating expenses                     218,547     223,874     224,956
                                            ----------  ----------  ----------
  Total Motel Operating Expenses              $789,729    $777,015    $787,553
                                            ==========  ==========  ==========
NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------
The following is a summary of the accumulated depreciation of property and equipment:
                                                1996        1995
                                             ----------  ----------
  Buildings                                  $1,288,266  $1,206,339
  Furniture and equipment                       467,183     465,674
                                             ----------  ----------
     Accumulated depreciation                $1,755,449  $1,672,013
                                             ==========  ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    Inapplicable.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

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

    Grotewohl Management Services, Inc. was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels.

    Mr. Grotewohl, age 78, was an attorney-at-law and was engaged in the private
practice of law in San Mateo County, California, between 1967 and 1978.   Since
1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motel limited partnerships.

    Mr. Dana, age 68, was a registered representative of Brown, Brosche Securities, Inc. between 1982 and his retirement in 1988. Between 1976 and 1982 he served as a registered representative of several other stock and investment brokers. Mr. Dana has also served as marketing consultant for various real estate limited partnerships and other direct participation investment programs.


Item 11. EXECUTIVE COMPENSATION
         ----------------------

    The following discussion contains certain information regarding aggregate direct or indirect compensation paid or accrued by the Partnership during the fiscal year ended September 30, 1996 to the General Partners and the Estate of Dennis A. Brown, and/or their affiliates. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

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

    During the fiscal year covered by this report the Partnership accrued such fees in the amount of $82,893, all of which were paid.

Franchise Fees and Advertising Fees
-----------------------------------
    The Partnership operates its motel as a franchisee of Super 8 Motels, Inc., through a sub-franchise obtained from Super 8 Management Corporation, a corporation of which the Estate of Dennis A. Brown and Philip B. Grotewohl are the sole shareholders. In March 1988 the shareholders of Super 8 Management Corporation transferred their interests in the sub-franchise agreement to the Manager. The Partnership, as franchisee, pays to the franchisor monthly franchise fees equal to 4% of its gross room revenue and contributes 1% of its gross room revenue to an advertising fund administered by the franchisor to finance institutional advertising. The Manager is entitled to one-half of the 4% franchise fee.

    The total of franchise fees accrued during the fiscal year covered by this report was $64,553, of which $32,276 accrued to the Manager. All of the above sums have been paid.

General Partners' Interest in Cash Available for Distribution
-------------------------------------------------------------
    At quarterly intervals, the total amount of the Partnership's Cash Available for Distribution is determined at the discretion of the General
Partners. (See Item 5 above.)   Distributions therefrom are made as follows:
(1) 90% of such distributions are paid to the Limited Partners; (2) 9% thereof is paid to the General Partners as Partnership management fees; and
(3) 1% thereof is paid to the General Partners in accordance with their interest in the income and losses of the Partnership.

    Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners which would otherwise be paid to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions. During the fiscal year covered by this report, $593,000 in distributions of Cash Available for Distribution were paid to the Limited Partners. A total of $431,993, representing the General Partners' Interest in Cash Available for Distribution, has been deferred and remains unpaid since commencement of the Partnership. The Limited Partners must receive $8,998,355 (calculated through September 30, 1996) and $910,000 each year thereafter in additional distributions before any of the accrued amounts will be paid to the General Partners. Accordingly, the General Partners consider the payment of these deferred amounts to be unlikely.

General Partner's Interest in Sale or Refinancing Proceeds
----------------------------------------------------------
    The proceeds from the sale or refinancing of properties not reinvested are to be distributed first to the Limited Partners until they have received cumulative payments from all distribution sources equal to 100% of their original capital contribution and a cumulative 10% per annum return on their Adjusted Capital Contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties will be distributed 15% to the General Partners and 85% to the Limited Partners.

    No such distributions were paid or accrued for the account of the General Partners during the fiscal year covered by this report.

Allocation of General Partners' Interest
----------------------------------------
    Compensation to the General Partners and their affiliates in the form of franchise fees and property management fees is allocated 1/3 each to the Estate of Dennis A. Brown, the Managing General Partner and the Associate General Partner.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
    No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------
    The General Partners do not beneficially own any Units.

Changes in Control
------------------
    With the consent of all other General Partners and Limited Partners holding more than 50% of the Units, a General Partner may designate a successor or additional general partner, in each case with such participation in such General Partner's interest as such General Partner and successor or additional general partner may agree upon, provided that the interests of the Limited Partners are not affected thereby.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Administrative Expenses Shared by the Partnership and its Affiliates
--------------------------------------------------------------------
There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $113,000 in the fiscal year ended September 30, 1996 and are included in general and administrative expenses and motel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employee who are related to Philip B. Grotewohl, the sole shareholder of the Managing General Partner.

                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a) Documents filed as part of this report:
  1. Financial Statements Included in Part II of this Report
      Independent Auditors' Report
       Balance Sheets, September 30, 1996 and 1995
       Statement of Operations for the Years Ended September 30, 1996, 1995
        and 1994
       Statements of Partners' Equity for the Years Ended September 30, 1996,
        1995 and 1994
       Statements of Cash Flows for the Years Ended September 30, 1996, 1995
        and 1994
       Notes to Financial Statements

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

(Registrant)    SUPER 8 ECONOMY LODGING IV, LTD.
                --------------------------------

By (Signature and Title)            /s/  Philip B. Grotewohl
                                    ------------------------
                                    Philip B. Grotewohl,
                                    President of Grotewohl Management
                                    Services, Inc.,
                                    Managing General Partner


Date: December 20, 1996
      -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)            /s/  Philip B. Grotewohl
                                    ------------------------
                                    Philip B. Grotewohl,
                                    Chief executive officer,
                                    chief financial officer,
                                    chief accounting officer and sole
                                    director of Grotewohl Management
                                    Services, Inc., Managing General
                                    Partner

Date: December 20, 1996
      -----------------