Form 10-Q
period 1996-12-31
SUPER 8 ECONOMY LODGING IV LTD
filed 1997-02-12
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended December 31, 1996

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

                        SUPER 8 ECONOMY LODGING IV, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

                       SUPER 8 ECONOMY LODGING IV, LTD.


                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - December 31, 1996 and September 30, 1996       2

   Statement of Operations - Three Months Ended
   December 31, 1996 and 1995                                     3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1996 and 1995                  4

   Statement of Cash Flows - Three Months Ended
   December 31, 1996 and 1995                                     5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                             7

   Other Information and Signatures                             8 - 9

                       Super 8 Economy Lodging IV, Ltd.
                      (A California Limited Partnership)
                                 Balance Sheet
                   December 31, 1996 and September 30, 1996

                                                        12/31/96     9/30/96
                                    ASSETS            -----------  -----------
Current Assets:
   Cash and temporary investments                     $   910,303  $   938,477
   Accounts receivable                                     22,380       21,563
   Prepaid expenses                                         7,902       12,789
                                                      -----------  -----------
    Total current assets                                  940,585      972,829
                                                      -----------  -----------
Property and Equipment:
   Land                                                   799,312      799,311
   Buildings                                            2,226,530    2,246,419
   Furniture and equipment                                522,723      530,321
                                                      -----------  -----------
                                                        3,548,565    3,576,051
   Accumulated depreciation                            (1,739,677)  (1,755,449)
                                                      -----------  -----------

    Property and equipment, net                         1,808,888    1,820,602
                                                      -----------  -----------

Other Assets:                                              48,141       48,141
                                                      -----------  -----------

    Total Assets                                      $ 2,797,614  $ 2,841,572
                                                      ===========  ===========
                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $    88,920  $   111,444
                                                      -----------  -----------
    Total current liabilities                              88,920      111,444
                                                      -----------  -----------

    Total liabilities                                      88,920      111,444
                                                      -----------  -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        (9,045)     (10,707)
   Limited Partners                                     2,717,739    2,740,835
                                                      -----------  -----------
    Total partners' equity                              2,708,694    2,730,128
                                                      -----------  -----------

Total Liabilities and Partners' Equity                $ 2,797,614  $ 2,841,572
                                                      ===========  ===========





The accompanying notes are an integral part of the financial statements.

                       Super 8 Economy Lodging IV, Ltd.
                      (A California Limited Partnership)
                           Statement of Operations
            For the Three Months Ending December 31, 1996 and 1995

                                                      Three Months Three Months
                                                          Ended        Ended
                                                        12/31/96     12/31/95
                                                      -----------  -----------
Income:
    Guest room                                        $   427,216  $   363,178
    Telephone and vending                                  13,054        8,822
    Interest                                                9,170        6,073
    Other                                                     296        1,264
                                                      -----------  -----------
     Total Income                                         449,736      379,337
                                                      -----------  -----------
Expenses:
    Motel operating expenses (Note 2)                     206,149      190,920
    General and administrative                             27,478       16,426
    Depreciation and amortization                          28,038       27,885
    Property management fees                               22,005       18,609
                                                      -----------  -----------
     Total Expenses                                       283,670      253,840
                                                      -----------  -----------

    Net Income (Loss)                                 $   166,066  $   125,497
                                                      ===========  ===========
Net Income (Loss) Allocable
 to General Partners                                       $1,661       $1,255
                                                         ========     ========

Net Income (Loss) Allocable
 to Limited Partners                                     $164,405     $124,242
                                                         ========     ========

Net Income (Loss)
 per Partnership Unit                                      $16.44       $12.42
                                                         ========     ========

Distribution to Limited Partners
 per Partnership Unit                                      $13.65       $13.65
                                                         ========     ========













The accompanying notes are an integral part of the financial statements.

                       Super 8 Economy Lodging IV, Ltd.
                      (A California Limited Partnership)
                        Statement of Partners' Equity
            For the Three Months Ending December 31, 1996 and 1995




                                                        12/31/96     12/31/95
                                                      -----------  -----------
General Partners:
  Balance, beginning of year                          $   (10,707) $   (17,358)
    Net income (loss)                                       1,661        1,255
                                                      -----------  -----------
      Balance, End of period                               (9,046)     (16,103)
                                                      -----------  -----------

Limited Partners:
  Balance, beginning of year                            2,740,835    2,675,386
    Net income (loss)                                     164,405      124,242
    Distributions to Limited Partners                    (187,500)     (13,500)
                                                      -----------  -----------
      Balance, End of Period                            2,717,740    2,786,128
                                                      -----------  -----------

      Total Partners' Equity                          $ 2,708,694  $ 2,770,025
                                                      ===========  ===========





























The accompanying notes are an integral part of the financial statements.

                       Super 8 Economy Lodging IV, Ltd.
                      (A California Limited Partnership)
                           Statement of Cash Flows
            For the Three Months Ending December 31, 1996 and 1995

                                                        12/31/96     12/31/95
                                                      -----------  -----------
Cash Flows from Operating Activities:
  Received from motel revenues                        $   440,383  $   373,392
  Expended for motel operations and
   general and administrative expenses                   (273,769)    (242,185)
  Interest received                                         8,536        7,390
                                                      -----------  -----------
    Net Cash Provided (Used) by Operating Activities      175,150      138,597
                                                      -----------  -----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                     (16,324)     (19,539)
  Proceeds from sale of land                                  500         -
                                                      -----------  -----------
    Net Cash Provided (Used) by Investing Activities      (15,824)     (19,539)
                                                      -----------  -----------

Cash Flows from Financing Activities:
  Distributions to limited partners                      (187,500)    (136,500)
                                                      -----------  -----------
    Net Cash Provided (Used) by Financing Activities     (187,500)    (136,500)
                                                      -----------  -----------
     Net Increase (Decrease) in Cash
      and Temporay investments                            (28,174)     (17,442)

Cash and Temporary Investments:
     Beginning of period                                  938,477      794,899
                                                      -----------  -----------

     End of period                                    $   910,303  $   777,457
                                                      ===========  ===========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

Net Income (Loss)                                     $   166,066  $   125,497
                                                      -----------  -----------
 Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation and amortization                          28,038       27,885
    (Gain) loss on disposition of property and equipment     (500)        -
    (Increase) decrease in accounts receivable               (817)       1,444
    (Increase) decrease in prepaid expenses                 4,887        4,606
    Increase (decrease) in accounts payable               (22,524)     (20,835)
                                                      -----------  -----------
      Total Adjustments                                    9,084        13,100

    Net Cash Provided (Used) by Operating Activities  $   175,150  $   138,597
                                                      ===========  ===========

The accompanying notes are an integral part of the financial statements.

                       Super 8 Economy Lodging IV, Ltd.
                      (A California Limited Partnership)
                         Notes to Financial Statements
                               December 31, 1996

Note 1:
-------
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1996 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

Property Management Fees                    $      22,005
Franchise Fees                              $       8,555

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
-------
The following table summarizes the major components of motel operating expenses for the following periods:

                                                      Three Months Three Months
                                                          Ended        Ended
                                                        12/31/96     12/31/95
                                                      -----------  -----------
Salaries and related costs                            $    76,202  $    71,705
Franchise and advertising fees                             21,388       18,170
Utilities                                                  16,252       16,420
Allocated costs,
 mainly indirect salaries                                  24,547       24,870
Replacements and renovations                                5,651        5,090
Other operating expenses                                   62,109       54,665
                                                      -----------  -----------

Total motel operating expenses                        $   206,149  $   190,920
                                                      ===========  ===========

The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                       SUPER 8 ECONOMY LODGING IV, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               DECEMBER 31, 1996

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Partnership's current assets of $940,585 exceeded its current liabilities of $88,920 providing an operating reserve of $851,655, which is greater than the $455,000 target set by the General Partners.

In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first three months of the fiscal year which will end on September 30, 1997, were $21,975 or 5.1% of room revenues. Expenditures of this type are not expected to exceed the General Partners' 3% guideline on a yearly basis.

RESULTS OF OPERATIONS
---------------------
The following is a comparison of operating results for the three month periods ended December 31, 1996 and December 31, 1995.

Total revenues increased $70,399 or 18.6%. Guest room revenue increased $64,038 or 17.6% for the current period due to an increase in the occupancy rate to 76.3% (as compared with 71.0% for the corresponding period of the preceding fiscal year) and an increase in average room rate from $54.48 in 1995 to $59.71 in 1996 for the comparative periods.

Total expenditures increased $29,830 or 11.8% during the three months covered
by this report as compared to the previous fiscal year.   The expenditure
increase is associated with the improved occupancy.

FUTURE TRENDS
-------------
The General Partners expect the Pleasanton motel to continue its improved performance if the current improvement in the general economic climate continues.

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


              2-7-96          By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              2-7-96          By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer