Form 10-Q
period 1995-12-31
SUPER 8 ECONOMY LODGING IV LTD
filed 1997-02-18
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended December 31, 1995

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

                        SUPER 8 ECONOMY LODGING IV, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994

                       SUPER 8 ECONOMY LODGING IV, LTD.


                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - December 31, 1995 and September 30, 1995       2

   Statement of Operations - Three Months Ended
   December 31, 1995 and 1994                                     3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1995 and 1994                  4

   Statement of Cash Flows - Three Months Ended
   December 31, 1995 and 1994                                     5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                         7 - 8

   Other Information and Signatures                          9 - 10

                     SUPER 8 ECONOMY LODGING IV, LTD.
                    (A California Limited Partnership)
                               BALANCE SHEET
                  DECEMBER 31, 1995 AND SEPTEMBER 30,1995
                  ---------------------------------------

                                                    12/31/95   9/30/95
                                                    --------   -------
                                ASSETS
                                ------
Current Assets:
  Cash and temporary investments                  $  777,457 $  794,899
  Accounts receivable                                 20,898     22,343
  Prepaid expenses                                     7,328     11,934
                                                     -------    -------
   Total Current Assets                              805,683    829,176

Property and Equipment:
  Land                                               799,311    799,311
  Buildings                                        2,226,531  2,226,531
  Furniture and equipment                            567,906    548,367
                                                   ---------  ---------
                                                   3,593,748  3,574,209
  Accumulated depreciation and amortization       (1,699,898)(1,672,013)
                                                   ---------  ---------
   Property and Equipment, Net                     1,893,850  1,902,196

   Other assets                                       38,097     38,097
                                                   ---------  ---------
   Total Assets                                   $2,737,630 $2,769,469
                                                   =========  =========

                    LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities        $   90,605 $  111,441
                                                      ------    -------
   Total Liabilities                                  90,605    111,441


Partners' Equity:
  General Partners                                   (16,103)   (17,358)
  Limited Partners                                 2,663,128  2,675,386
                                                   ---------  ---------
   Total Partners' Equity                          2,647,025  2,658,028
                                                   ---------  ---------
   Total Liabilities and Partners' Equity         $2,737,630 $2,769,469
                                                   =========  =========





The accompanying notes are an integral part of the financial statements.

                     SUPER 8 ECONOMY LODGING IV, LTD.
                    (A California Limited Partnership)
                          STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
           -----------------------------------------------------



                                                    12/31/95   12/31/94
Income:                                             --------   --------
  Guest room                                      $  363,178 $  323,354
  Telephone and vending                                8,822      8,496
  Interest                                             6,073      4,889
  Other                                                1,264        988
                                                     -------    -------
     Total Income                                    379,337    337,727

Expenses:
  Motel operating expenses (Note 2)                  190,920    190,675
  General and administrative                          16,426     16,697
  Depreciation and amortization                       27,885     26,095
  Property management fees                            18,609     16,674
                                                     -------    -------
     Total Expenses                                  253,840    250,141
                                                     -------    -------
     Net Income (Loss)                            $  125,497 $   87,586
                                                     =======    =======
Net Income (Loss) Allocable to General
   Partners                                           $1,255       $876
                                                      ======    =======
Net Income (Loss) Allocable to Limited
   Partners                                         $124,242    $86,710
                                                    ========    =======

Net Income (Loss) per Partnership Unit                $12.42      $8.67
                                                      ======      =====
Distributions to Limited Partners per
 Partnership Unit                                     $13.65     $13.65
                                                      ======     ======















The accompanying notes are an integral part of the financial statements.

                     SUPER 8 ECONOMY LODGING IV, LTD.
                    (A California Limited Partnership)
                 STATEMENT OF CHANGES IN PARTNERS' EQUITY
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
            -----------------------------------------------------



                                                    12/31/95   12/31/94
General Partners:                                   --------   --------
  Balance, beginning of year                      $  (17,358)$  (22,492)
    Net income (loss)                                  1,255        876
                                                      ------     ------
      Balance, End of period                         (16,103)   (21,616)


Limited Partners:
  Balance, beginning of year                       2,675,386  2,713,084
    Net income (loss)                                124,242     86,710
    Distributions to Limited Partners               (136,500)  (136,500)
                                                   ---------  ---------
      Balance, End of Period                       2,663,128  2,663,294
                                                   ---------  ---------
      Total Partners' Equity                      $2,647,025 $2,641,678
                                                   =========  =========

















The accompanying notes are an integral part of the financial statements.

                    SUPER 8 ECONOMY LODGING IV, LTD.
                   (A California Limited Partnership)
                         STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
         -----------------------------------------------------

                                                    12/31/95   12/31/94
                                                    --------   --------
Cash Flows from Operating Activities:
   Received from motel revenues                   $  373,392 $  332,142
   Expended for motel operations and
    general and administrative expenses             (242,185)  (224,155)
   Interest received                                   7,390      5,432
                                                     -------    -------
   Net Cash Provided (Used) by Operating Activities  138,597    113,419

Cash Flows from Investing Activities:
   Purchases of property and equipment               (19,539)    (7,847)
                                                      ------      -----
   Net Cash Provided (Used) by Investing Activities  (19,539)    (7,847)

Cash Flows from Financing Activities:
   Distributions to limited partners                (136,500)  (136,500)
                                                     -------    -------
   Net Cash Provided (Used) by Financing Activities (136,500)  (136,500)

    Net Increase (Decrease) in Cash and Temporary
        Investments                                  (17,442)   (30,928)

Cash and Temporary Investments:
       Beginning of period                           794,899    763,487
                                                     -------    -------
       End of period                              $  777,457 $  732,559
                                                     =======    =======

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

   Net Income (Loss)                              $  125,497 $   87,586
    Adjustments to reconcile net income to
     net cash used by operating activities:
        Depreciation and amortization                 27,885     26,095
        (Increase) decrease in accounts receivable     1,444       (153)
        (Increase) decrease in prepaid expenses        4,606      4,415
        Increase (decrease) in accounts payable      (20,835)    (4,524)
           Total Adjustments                          13,100     25,833
                                                     -------    --------
Net Cash Provided (Used) by Operating Activities  $  138,597 $  113,419
                                                     =======    =======





The accompanying notes are an integral part of the financial statements.

                                       -5

                    SUPER 8 ECONOMY LODGING IV, LTD.
                   (A California Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995
                  -----------------------------------
Note 1:
-------
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1995 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General
Partners or affiliates for the period.

   Property Management Fees  $   18,609
   Franchise Fees            $    7,268

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
-------
The following table summarizes the major components of motel operating expenses for the following periods:

                                         Three      Three
                                         Months     Months
                                         Ended      Ended
                                       12/31/95   12/31/94
                                       --------   --------

Salaries and related costs           $   71,705 $   72,141
Utilities                                16,420     17,587
Allocated costs, mainly indirect
  salaries                               24,870     23,394
Replacements and renovations              5,090      6,141
Other operating expenses                 72,835     71,412
                                        -------    -------
Total Motel Operating Expenses       $  190,920 $  190,675
                                        =======    =======

The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                    SUPER 8 ECONOMY LODGING IV, LTD.
                  (A California Limited Partnership)
                  MANAGEMENT DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           DECEMBER 31, 1995
           -----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Partnership's current assets of $805,683 exceeded its current liabilities of $90,564 providing an operating reserve of $715,119, which is greater than the $455,000 target set by the General Partners. The General Partners authorized increases in the quarterly distribution twice during the previous fiscal year. Any further increases will be contingent on the continued improved performance of the property.

        In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

        The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first three months of the fiscal year which will end on September 30, 1996, were $24,629 ($19,539 was capitalized) or 6.8% of room revenues. Annual expenditures of this type are not expected to exceed the General Partners' 3% guideline. The renovation and replacement expenditures for the period covered by this report is higher than the General Partners' guidelines as this calendar quarter generally has the lowest occupancy. The low occupancy allows the renovations to be performed with the least disturbance to our guests.

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

                    SUPER 8 ECONOMY LODGING IV, LTD.
                  (A California Limited Partnership)
                  MANAGEMENT DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (Continued)
                           DECEMBER 31, 1995
           -----------------------------------------------

RESULTS OF OPERATIONS
---------------------

        The following is a comparison of operating results for the three month periods ended December 31, 1995 and December 31, 1994.


                     1995    1994
                     ----    ----
Occupancy            71.0%   68.7%
Average Room Rate   $54.48  $50.17


        Total revenues increased $41,610 (12.3%) for the three months ended December 31, 1995 as compared to the corresponding period of the preceding fiscal year. Guest room revenue increased
$39,824 (12.3%) for the current period due to substantial increases in both the occupancy rate and the average room rate.
The Partnership achieved significant increases in the relatively high room rate corporate and leisure market segments with a corresponding decrease in the discount and group market segments, which generally have lower room rates.

        Total expenditures increased by $3,658 (1.5%) during the period covered by this report as compared to the corresponding period of the previous fiscal year. The Partnership, through cost-cutting measures, was able to keep expenditures essentially unchanged during the period covered by this report as compared to the previous fiscal year. Property management fees, which are a function of the gross revenues, was the only expense component to realize a significant increase.

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







                              SUPER 8 ECONOMY LODGING IV, LTD


              2-14-96         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              2-14-96         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer