Form 10-Q
period 1997-03-31
SUPER 8 ECONOMY LODGING IV LTD
filed 1997-05-05
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1997

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

                        SUPER 8 ECONOMY LODGING IV, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

                       SUPER 8 ECONOMY LODGING IV, LTD.


                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - March 31, 1997 and September 30, 1996          2

   Statement of Operations - Six Months Ended
   March 31, 1997 and 1996                                        3

   Statement of Changes in Partners' Equity -
   Six Months Ended March 31, 1997 and 1996                       4

   Statement of Cash Flows - Six Months Ended
   March 31, 1997 and 1996                                        5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                             7

   Other Information and Signatures                             8 - 9

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                                 Balance Sheet
                      March 31, 1997 and December 31, 1996

                                                           3/31/97     9/30/96
                                                          ---------   ---------
                                 ASSETS
Current Assets:
Cash and temporary investments                           $  946,768  $  938,477
   Accounts receivable                                       24,904      21,563
   Prepaid expenses                                           1,613      12,789
                                                          ---------   ---------
    Total current assets                                    973,285     972,829
                                                          ---------   ---------
Property and Equipment:
   Land                                                     799,312     799,312
   Buildings                                              2,226,530   2,226,530
   Furniture and equipment                                  525,006     550,209
                                                          ---------   ---------
                                                          3,550,848   3,576,051
   Accumulated depreciation                              (1,768,281) (1,755,449)
                                                          ---------   ---------

    Property and equipment, net                           1,782,567   1,820,602
                                                          ---------   ---------

Other Assets:                                                63,975      48,141
                                                          ---------   ---------

    Total Assets                                         $2,819,827  $2,841,572
                                                          =========   =========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities              $  106,439  $  111,444
                                                          ---------   ---------
    Total current liabilities                               106,439     111,444
                                                          ---------   ---------

    Total liabilities                                       106,439     111,444
                                                          ---------   ---------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                          (7,124)    (10,705)
   Limited Partners                                       2,720,512   2,740,833
                                                          ---------   ---------
    Total partners' equity                                2,713,388   2,730,128
                                                          ---------   ---------

Total Liabilities and Partners' Equity                   $2,819,827   2,841,572
                                                          =========   =========



   The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ended March 31, 1997 and 1996

                                 Three Months Six Months Three Months Six Months
                                    Ended       Ended       Ended       Ended
                                   3/31/97     3/31/97     3/31/96     3/31/96
                                  ---------   ---------   ---------   ---------
Income:
 Guest room                      $  415,746     842,962     351,052     714,230
 Telephone and vending                9,633      22,687      10,906      19,728
 Interest                             8,471      17,641       7,540      13,613
 Other                                  237         533         894       2,158
                                  ---------   ---------   ---------   ---------
  Total Income                      434,087     883,823     370,392     749,729
                                  ---------   ---------   ---------   ---------

Expenses:
 Motel operating expenses (Note 2)  184,850     391,000     186,105     377,023
 General and administrative           7,136      34,614       5,607      22,033
 Depreciation and amortization       28,604      56,642      28,863      56,748
 Property management fees            21,302      43,307      18,197      36,806
                                  ---------   ---------   ---------   ---------
  Total Expenses                    241,892     525,563     238,772     492,610
                                  ---------   ---------   ---------   ---------

 Net Income (Loss)               $  192,195     358,260     131,620     257,119
                                  =========   =========   =========   =========
Net Income (Loss) Allocable
 to General Partners                 $1,922      $3,583      $1,316      $2,571
                                   ========    ========    ========    ========
Net Income (Loss) Allocable
 to Limited Partners               $190,273    $354,677    $130,304    $254,548
                                   ========    ========    ========    ========
Net Income (Loss)
 per Partnership Unit                $19.03      $35.47      $13.03      $25.45
                                   ========    ========    ========    ========
Distribution to Limited Partners
 per Partnership Unit                $18.75      $37.50      $13.65      $27.30
                                   ========    ========    ========    ========














   The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                For the Six Months Ending March 31, 1997 and 1996


                                                           3/31/97     3/31/96
                                                          ---------   ---------
General Partners:
  Balance, beginning of year                             $  (10,707) $  (17,358)
    Net income (loss)                                         3,583       2,571
                                                          ---------   ---------
      Balance, End of period                                 (7,124)    (14,787)
                                                          ---------   ---------

Limited Partners:
  Balance, beginning of year                              2,740,835   2,675,386
    Net income (loss)                                       354,677     254,548
    Distributions to Limited Partners                      (375,000)   (273,000)
                                                          ---------   ---------
      Balance, End of Period                              2,720,512   2,656,934
                                                          ---------   ---------

      Total Partners' Equity                             $2,713,388  $2,642,147
                                                          =========   =========






























   The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending March 31, 1997 and 1996

                                                           3/31/97     3/31/96
                                                          ---------   ---------
Cash Flows from Operating Activities:
 Received from motel revenues                            $  865,505  $  734,944
 Expended for motel operations and
  general and administrative expenses                      (479,084)   (458,933)
 Interest received                                           14,977      13,589
                                                          ---------   ---------
   Net Cash Provided (Used) by Operating Activities         401,398     289,600
                                                          ---------   ---------
Cash Flows from Investing Activities:
 Purchases of property and equipment                        (18,607)    (27,096)
 Proceeds from sale of land                                     500         -
                                                          ---------   ---------
   Net Cash Provided (Used) by Investing Activities         (18,107)    (27,096)
                                                          ---------   ---------

Cash Flows from Financing Activities:
 Distributions to limited partners                         (375,000)   (273,000)
                                                          ---------   ---------
   Net Cash Provided (Used) by Financing Activities        (375,000)   (273,000)
                                                          ---------   ---------

    Net Increase (Decrease) in Cash and
     Temporary Investments                                    8,291     (10,496)

Cash and Temporary Investments:
    Beginning of period                                     938,477     794,899
                                                          ---------   ---------

    End of period                                        $  946,768  $  784,403
                                                          =========   =========
Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

 Net Income (Loss)                                       $  358,260  $  257,119
                                                          ---------   ---------
  Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization                           56,642      56,748
     (Gain) loss on disposition of property and equipment      (500)        -
     (Increase) decrease in accounts receivable              (3,341)     (1,196)
     (Increase) decrease in prepaid expenses                 11,176      10,538
     (Increase) decrease in other assets                    (15,834)        -
     Increase (decrease) in accounts payable                 (5,005)    (33,609)
                                                          ---------   ---------
       Total Adjustments                                     43,138      32,481
                                                          ---------   ---------

       Net Cash Provided (Used) by Operating Activities  $  401,398  $  289,600
                                                          =========   =========

   The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                For the Six Months Ending March 31, 1997 and 1996

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

Property Management Fees                   $43,307
Franchise Fees                             $16,879

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:

The following table summarizes the major components of motel operating expenses for the following periods:

                                 Three Months Six Months Three Months Six Months
                                    Ended       Ended       Ended       Ended
                                   3/31/97     3/31/97     3/31/96     3/31/96
                                  ---------   ---------   ---------   ---------
Salaries and related costs       $   74,954  $  151,156  $   78,156  $  149,860
Franchise and advertising fees       20,809      42,197      17,573      35,743
Utilities                            14,760      31,012      13,122      29,542
Allocated costs,
 mainly indirect salaries            22,055      46,602      22,909      47,780
Replacements and renovations          2,614       8,265         428       5,517
Other operating expenses             49,658     111,768      53,917     108,581
                                  ---------   ---------   ---------   ---------
Total motel operating expenses   $  184,850  $  391,000  $  186,105  $  377,023
                                  =========   =========   =========   =========



The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                       Management Discussion and Analysis
                of Financial Condition and Results of Operation
                                March 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's current assets of $973,285 exceeded its current liabilities of $106,439 providing an operating reserve of $866,846, which is greater than the $455,000 target set by the General Partners.

In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first six months of the fiscal year which will end on September 30, 1997, were $26,873 (of which $18,607 was capitalized) or 3.2% of room revenues. Expenditures of this type are not expected to exceed the General Partners' 3% guideline on a yearly basis.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the six month periods ended March 31, 1997 and March 31, 1996.

Total revenues increased $134,094 or 17.9% for the six months ended March 31, 1997 as compared to the corresponding period of the preceding fiscal year. Guest room revenue increased $128,732 or 18.0% for the current period due to an increase in the occupancy rate to 75.9% (as compared with 71.1% for the corresponding period of the preceding fiscal year) and an increase in average room rate from $53.83 in 1996 to $59.83 in 1997 for the comparative periods.

Total expenditures increased $32,953 or 6.7% during the six months covered by this report as compared to the previous fiscal year. The expenditure increase is associated with the improved occupancy.

FUTURE TRENDS

The General Partners expect the Pleasanton motel to continue its improved performance in the near-term future. Additional motel rooms opened and under construction in the Pleasanton market may negatively affect the Partnership's motel performance in the long-run.

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


              5-5-97          By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              5-5-97          By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer