Form 10-Q
period 1997-06-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1997-08-13
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ------------------------------------

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                 ---------------------------------------------

                       For the Period ended June 30, 1997

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

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

                        SUPER 8 ECONOMY LODGING IV, LTD.


                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                           PAGE

   Balance Sheet - Juen 30, 1997 and September 30, 1996           2

   Statement of Operations - Nine Months Ended
   June 30, 1997 and 1996                                         3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1997 and 1996                       4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1997 and 1996                                         5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                             7

   Other Information and Signatures                             8 - 9

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                      June 30, 1997 and September 30, 1996

                                                       6/30/97        9/30/96
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                    $   986,698    $   938,477
   Accounts receivable                                    49,533         21,563
   Prepaid expenses                                        9,091         12,789
                                                      ----------     ----------
    Total current assets                               1,045,322        972,829
                                                      ----------     ----------

Property and Equipment:
   Land                                                  799,312        799,312
   Buildings                                           2,226,530      2,226,530
   Furniture and equipment                               537,685        550,209
                                                      ----------     ----------
                                                       3,563,527      3,576,051
   Accumulated depreciation                           (1,796,331)    (1,755,449)
                                                      ----------     ----------

    Property and equipment, net                        1,767,196      1,820,602
                                                      ----------     ----------

Other Assets:                                             63,975         48,141
                                                      ----------     ----------

    Total Assets                                     $ 2,876,493    $ 2,841,572
                                                      ==========     ==========


                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities          $   113,756    $   111,444
                                                      ----------     ----------
    Total current liabilities                            113,756        111,444
                                                      ----------     ----------

    Total liabilities                                    113,756        111,444
                                                      ----------     ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                       (4,756)       (10,707)
   Limited Partners                                    2,767,493      2,740,835
                                                      ----------     ----------
    Total partners' equity                             2,762,737      2,730,128
                                                      ----------     ----------

Total Liabilities and Partners' Equity               $ 2,876,493    $ 2,841,572
                                                      ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                    Nine Months Ended June 30, 1997 and 1996

                             Three Months  Nine Months Three Months  Nine Months
                                 Ended        Ended        Ended        Ended
                                6/30/97      6/30/97      6/30/96      6/30/96
                              ----------   ----------   ----------   ----------

Income:
   Guest room                 $  495,468   $1,338,430   $  417,702   $1,131,932
   Telephone and vending           9,955       32,642       10,196       29,924
   Interest                        8,611       26,252        6,852       20,465
   Other                           1,746        2,279          817        2,975
                               ---------    ---------    ---------    ---------
    Total Income                 515,780    1,399,603      435,567    1,185,296
                               ---------    ---------    ---------    ---------

Expenses:
   Motel operating expenses
    (Note 2)                     222,444      613,443      198,870      575,892
   General and administrative      3,152       37,766        5,322       27,355
   Depreciation and
     amortization                 28,050       84,692       28,183       84,931
   Property management fees       25,286       68,593       21,428       58,234
                               ---------    ---------    ---------    ---------
    Total Expenses               278,932      804,494      253,803      746,412
                               ---------    ---------    ---------    ---------

   Net Income (Loss)          $  236,848   $  595,109   $  181,764   $  438,884
                               =========    =========    =========    =========

Net Income (Loss) Allocable
 to General Partners              $2,368       $5,951       $1,818       $4,389
                               =========    =========    =========    =========

Net Income (Loss) Allocable
 to Limited Partners            $234,480     $589,158     $179,946     $434,495
                               =========    =========    =========    =========

Net Income (Loss)
 per Partnership Unit             $23.45       $58.92       $17.99       $43.45
                               =========    =========    =========    =========

Distribution to Limited
 Partners per Partnership
 Unit                             $18.75       $56.25       $16.00       $43.30
                               =========    =========    =========    =========







    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                    Nine Months Ended June 30, 1997 and 1996




                                                        6/30/97       6/30/96
                                                      ----------    -----------
General Partners:
  Balance, beginning of year                         $   (10,707)   $   (17,358)
    Net income (loss)                                      5,951          4,389
                                                      ----------     ----------
      Balance, End of period                              (4,756)       (12,969)
                                                      ----------     ----------


Limited Partners:
  Balance, beginning of year                           2,740,835      2,675,386
    Net income (loss)                                    589,158        434,495
    Distributions to Limited Partners                   (562,500)      (433,000)
                                                      ----------     ----------
      Balance, End of Period                           2,767,493      2,676,881
                                                      ----------     ----------

      Total Partners' Equity                         $ 2,762,737    $ 2,663,912
                                                      ==========     ==========



























    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                    Nine Months Ended June 30, 1997 and 1996

                                                       6/30/97        6/30/96
                                                     -----------    -----------
Cash Flows from Operating Activities:
   Received from motel revenues                      $ 1,345,755    $ 1,158,433
   Expended for motel operations and
    general and administrative expenses                 (730,126)      (679,459)
   Interest received                                      25,878         21,819
                                                      ----------     ----------
      Net Cash Provided (Used) by
       Operating Activities                              641,507        500,793
                                                      ----------     ----------
Cash Flows from Investing Activities:
   Purchases of property and equipment                   (31,286)       (32,738)
   Proceeds from sale of land                                500           -
                                                      ----------     ----------
      Net Cash Provided (Used) by
       Investing Activities                              (30,786)       (32,738)
                                                      ----------     ----------
Cash Flows from Financing Activities:
   Distributions to limited partners                    (562,500)      (433,000)
                                                      ----------     ----------
      Net Cash Provided (Used) by
       Financing Activities                             (562,500)      (433,000)
                                                      ----------     ----------
       Net Increase (Decrease) in Cash
        and Temporary Investments                         48,221         35,055

Cash and Temporary Investments:
       Beginning of period                               938,477        794,899
                                                      ----------     ----------
       End of period                                 $   986,698    $   829,954
                                                      ==========     ==========
Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:
   Net Income (Loss)                                 $   595,109    $   438,884
                                                      ----------     ----------
    Adjustments   to  reconcile  net  income  to  net  cash  used  by  operating activities:
        Depreciation and amortization                     84,692         84,931
        (Gain) loss on disposition of property
         and equipment                                      (500)          -
        (Increase) decrease in accounts receivable       (27,970)        (5,044)
        (Increase) decrease in prepaid expenses            3,698         (1,396)
        (Increase) decrease in other assets              (15,834)          -
        Increase (decrease) in accounts payable            2,312        (16,582)
                                                      ----------     ----------
           Total Adjustments                              46,398         61,909

          Net Cash Provided (Used) by
           Operating Activities                      $   641,507    $   500,793
                                                      ==========     ==========
    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1997

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

Property Management Fees                $68,593
Franchise Fees                          $26,790

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:

The following table summarizes the major components of motel operating expenses for the following periods:

                             Three Months  Nine Months Three Months  Nine Months
                                 Ended        Ended        Ended        Ended
                                6/30/97      6/30/97      6/30/96      6/30/96
                              ----------   ----------   ----------   ----------
Salaries and related costs    $   79,487   $  230,643   $   76,031   $  225,891
Franchise and advertising fees    24,778       66,975       20,905       56,648
Utilities                         16,805       47,817       15,796       45,338
Allocated costs,
 mainly indirect salaries         22,157       68,759       23,816       71,595
Replacements and renovations       9,509       17,774        7,694       13,212
Other operating expenses          69,708      181,475       54,628      163,208
                               ---------    ---------    ---------    ---------

Total motel operating
  expenses                    $  222,444   $  613,443   $  198,870   $  575,892
                               =========    =========    =========    =========




The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 JUNE 30, 1997 _

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's current assets of $1,045,322 exceeded its current liabilities of $113,756 providing an operating reserve of $931,566, which is greater than the $455,000 target set by the General Partners.

In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first nine months of the fiscal year which will end on September 30, 1996, were $49,062 or 3.7% of room revenues. Expenditures of this type are not expected to exceed the General Partners' 3% guideline on a yearly basis.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the nine month periods ended June 30, 1997 and June 30, 1996.

Total revenues increased $214,307 or 18.1%. Guest room revenue increased $206,498 or 18.2% for the current period due to an increase in the occupancy rate to 78.0% (as compared with 73.6% for the corresponding period of the preceding fiscal year) and an increase in average room rate from $55.05 in 1996 to $61.65 in 1997 for the comparative periods.

Total expenditures increased $58,082 or 7.8% during the nine months covered by this report as compared to the previous fiscal year. The expenditure increase is associated with the improved occupancy.

FUTURE TRENDS

The General Partners expect the Pleasanton motel to continue its improved performance if the current improvement in the general economic climate continues. Two additional competitive properties are expected to during 1997. The economic impact on the Pleasanton motel is undetermined.

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







                              SUPER 8 ECONOMY LODGING IV, LTD


              8-12-97         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                             President of Grotewohl
                              Management Services, Inc.,
                            Managing General Partner







              8-12-97         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                             Chief Financial Officer