Form 10-K
period 1997-09-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1997-12-23
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________to ___________

                         Commission file number 0-11512

                        SUPER 8 ECONOMY LODGING IV, LTD.
             (Exact name of registrant as specified in its charter)

                              California 94-2827163
           (State or other jurisdiction of       (I.R.S. Employer Iden-
             incorporation or organization)          tification No.)
                   2030 J Street, Sacramento, California 95814
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (916) 442-9183

                  Securities registered pursuant to Section 12
                   (b) of the Act: None Securities registered
                     pursuant to Section 12 (g) of the Act:
                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

     The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation organized and 50% owned by Philip B. Grotewohl. The Associate General Partner is Robert J. Dana. The Associate General Partner does not have general responsibility in connection with the management of the business and affairs of the Partnership. The Managing General Partner and the Associate General Partner are sometimes referred to collectively as the "General Partners."

     Through two public offerings of units of limited partnership interest in the Partnership ("Units"), the Partnership sold 10,000 Units at a price of $1,000 each.

     The net proceeds of the offerings were expended for the acquisition and development of properties located in Pleasanton, California and Santa Ana, California. Motel operations commenced on October 4, 1983 at the Pleasanton property and on February 19, 1985 at the Santa Ana property. On April 30, 1992 the Partnership sold the Santa Ana motel. The Partnership's Pleasanton motel is operated pursuant to franchises acquired from Super 8 Motels, Inc. under the name "Super 8 Motel."

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

     Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of November 30, 1997, it had a total of 1,619 franchised motels having an aggregate in excess of 98,000 guest rooms in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc ("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada, Voyager Lodge, Knights Inn, Travelodge and Days Inn tradenames.

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

Pleasanton, California

     The Pleasanton motel, which consists of 102 guest rooms, commenced operations on October 4, 1983. The average occupancy rates and average room rates for the period from October 1, 1994 through September 30, 1997 are as follows:

                            1994 - 1995     1995-1996      1996-1997
                            -----------     ---------      ---------
Annual Average Occupancy       75.4%          76.6%          79.9%
Annual Average Room Rate      $51.62          $56.44        $62.51

     Patrons of the Partnership's Pleasanton motel are primarily commercial or business travelers, and leisure business. The Pleasanton motel has no single customer the loss of which would, in the opinion of the Managing General Partner, have a material adverse effect on the motel's operations.

     The following lodging facilities provide direct and indirect competition to the Partnership's Pleasanton motel:

                                  NUMBER OF     APPROXIMATE DISTANCE FROM
        FACILITY                    ROOMS          PARTNERSHIP'S MOTEL
    ------------------------      ---------     -------------------------
    Sheraton Hotel                   216             300  Yards
    Marriott Courtyard               145            0.75  Mile
    Best Western Dublin Park         230             1.0  Mile
    Wyndom Hotel                     171             1.5  Miles
    Hilton Hotel                     300             2.0  Miles
    Holiday Inn                      248             2.0  Miles
    Springtown Inn                   127             9.0  Miles
    All Star Motel                   102             9.0  Miles
    Holiday Inn                      124            10.0  Miles

     As of December 1, 1997 the Partnership employed (on a full or part-time basis) one manager, eleven desk clerks, one maintenance worker and twelve housekeeping and laundry employees at the Pleasanton motel.

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

     Construction of the 102-room motel commenced on October 18, 1982 and was completed on October 4, 1983, at which point motel operations commenced.

Item 3.  LEGAL PROCEEDINGS

     On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, Grotewohl Management Services, Inc. (a general partner of the registrant) and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint names as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The factual basis underlying the plaintiffs' causes of actions pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requests the following relief: (i) a declaration that each of the defendants has violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder;
(ii) a declaration that certain of the defendants have violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available. The plaintiffs have not yet received an answer of the defendants respecting the complaint.

     On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law. The complaint requests the following relief: (i) a declaration that the action is a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined. The defendants and nominal defendants have recently been served and are formulating their response to the complaint.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

     The Units are not freely transferable and no public market for the Units has developed or is expected to develop.
Holders

     As of December 1, 1997 a total of 1,854 investors ("Limited Partners") held Units in the Partnership.
Distributions

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

     The following distributions (all from Cash Available for Distribution) were made during the two most recent fiscal years:

                               Amount               Amount
                             Distributed          Distributed
                 Date         Per Unit        to General Partners
               --------      -----------      -------------------
               11/15/95        $13.65                - 0 -
               02/15/96        $13.65                - 0 -
               05/15/96        $16.00                - 0 -
               08/15/96        $16.00                - 0 -
               11/15/96        $18.75                - 0 -
               02/15/97        $18.75                - 0 -
               05/15/97        $18.75                - 0 -
               08/15/97        $20.00                - 0 -


Item 6.  SELECTED FINANCIAL DATA

     Following are selected financial data of the Partnership for the fiscal years ended September 30, 1997, 1996, 1995, 1994 and 1993.

                         SUPER 8 ECONOMY LODGING IV, LTD

Item 6. Selected Financial Data



                                     Years Ended September 30:
                     ----------------------------------------------------------
                        1997        1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------

Total income         $1,941,108  $1,686,738  $1,510,802  $1,415,308  $1,395,176

Motel room income    $1,860,287  $1,613,817  $1,448,486  $1,354,227  $1,337,670
Interest income         $36,351     $28,879     $22,379     $19,181     $18,138
Other income:
  Gain on sale of
   Pleasanton land
   parcel                  -           -           -           -         $5,825
Net income             $857,944    $665,100    $513,436    $419,009    $386,643

Per Partnership Unit:
 Cash distributions:     $76.25      $59.30      $54.60      $48.65      $40.00
 Net income              $84.94      $65.84      $50.83      $41.48      $38.28


                                     Years Ended September 30:
                     ----------------------------------------------------------
                        1997        1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------

Total assets         $2,951,592  $2,841,572  $2,769,469  $2,786,858  $2,864,030
Long-term debt             -           -           -           -           -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity

     The Partnership's current assets of $1,147,488 exceed its current liabilities of $126,020 by $1,021,468. This amount exceeds the Managing General Partner's cash reserve target of $455,000. In the opinion of the Managing General Partner, the Partnership's Pleasanton motel provides adequate liquidity to satisfy the Partnership's financial obligations.

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

     The Partnership currently has no material commitments for capital expenditures. Its motel property is in full operation, and no further property acquisitions or extraordinary capital improvements are contemplated. Except as described below, the Managing General Partner is aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Working capital is expected to be generated by revenues from operations.

     During the fiscal year covered by this report, the Partnership spent $54,213 ($32,756 of which was capitalized) on the refurbishment of its motel and its furnishings. The capitalized items included $14,165 for guest room carpet and vinyl, $9,742 for game chairs and a sofa, $4,748 for five replacement air-conditioning units, $2,632 for replacement televisions and $1,470 for guest room lamps. The items not capitalized included $5,261 for bedspreads, $4,313 for parking lot resealing and $4,300 for furniture repairs.

     During the fiscal year ended September 30, 1996, the Partnership spent $56,278 ($33,120 of which was capitalized) on the refurbishment of its motel and its furnishings. The capitalized items included $16,241 for replacement guest room carpet, $11,148 for central office computers, $3,653 for a replacement ice machine and $2,077 for furniture for the manager's apartment. Included in the $23,158 amount not capitalized were expenditures for tub repair, replacement guest room lamps, bed sets and televisions and air-conditioning units, landscaping upgrades and parking lot repairs.

     The Managing General Partner anticipates the expenditure of an undetermined amount during the next fiscal year on further refurbishment of the Partnership's motel, such amount to be paid from operating cash flow or, if operating cash flow is inadequate, from reserves.

Results of Operation

Partnerships Combined Financial Results

     The following is a comparison of combined results for the twelve-month periods ending September 30, 1995, 1996 and 1997. Comparative revenue and expense data is included in the financial statements found in Item 8.

     The Partnership achieved a 29.0% increase in net income for the fiscal year covered by this report as compared to the previous fiscal year. This result was achieved by an increase in total income $254,370 (or 15.1%) while limiting the increase in total expenses to $61,526 (or 6.0%). The revenue increase was due primarily to increased guest room occupancy to an annual average of 79.9% from 76.6% and by an increase in the average room rate to $62.51 from $56.44.

     The Partnership achieved a 29.5% increase in net income for the fiscal year ended September 30, 1996 as compared to the previous fiscal year. This result was achieved by increasing total income by $175,936 (or 11.6%) while limiting the increase in total expenses to $24,272 (or 2.4%). The revenue increase was due primarily to increased guest room revenue which was the result of both improved occupancy rates and average room rates (as discussed below).

Pleasanton, California Motel

     The following is a comparison of operating results at the Partnership's Pleasanton motel for the fiscal years 1995, 1996 and 1997:

                                                           AVERAGE ROOM
            PERIOD ENDED       AVERAGE OCCUPANCY RATE          RATE
         ------------------     ----------------------     ------------
         September 30, 1995             75.4%                 $51.62
         September 30, 1996             76.6%                 $56.44
         September 30, 1997             79.9%                 $62.51


                             TOTAL            TOTAL          PARTNERSHIP
      PERIOD ENDED          REVENUES       EXPENDITURES      CASH FLOW (1)
   ------------------      ----------      ------------      -------------
   September 30, 1995      $1,510,802         $947,078          $563,724
   September 30, 1996      $1,686,738         $928,896          $757,842
   September 30, 1997      $1,941,108       $1,003,191          $937,917

     (1) While Partnership Cash Flow from operations as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount available, if any, for distribution to the Limited Partners. This calculation is reconciled to the financial statements in the following table.

     Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:
                                    1994-1995      1995-1996      1996-1997
                                    ----------     ----------     ----------
Partnership Cash Flow                $563,724       $757,842       $937,917
Net Additions to Fixed Assets          59,067         21,971         32,756
Depreciation and Amortization        (109,175)      (114,714)      (113,229)
Other Items                              (180)           -              500
                                    ----------     ----------     ----------
Net Income                           $513,436       $665,099       $857,944
                                    ==========     ==========     ==========

     During the fiscal year covered by this report, the Partnership's Pleasanton motel achieved a significant improvement in both its average room rate and its average occupancy rate. The motel experienced decreased patronage from the discount and corporate market segments which was offset by increased occupied rooms from the leisure market segment.

     During the fiscal year ended September 30, 1996, the Partnership's Pleasanton motel achieved a significant improvement in its average room rate and a slight increase in its average occupancy rate. The motel replaced approximately 50% of its low-rate discount business with guests in the leisure and corporate market segments.

     During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Pleasanton motel experienced a $74,295 (or 8.0%) increase in total expenditures due to rising occupancy rates. The motel experienced increases of $9,963 in front desk wages and salaries, and $8,078 in resident manager's salary due primarily to cost inflation and competition for employees in the area. The motel experienced $12,254 in increased management fees expenses and $9,859 in increased franchise fees due to the increased room revenue. The Partnership spent $7,250 for appraisal services during the fiscal year.

     During the fiscal year ended September 30, 1996 as compared to the previous fiscal year, the Partnership's Pleasanton motel achieved a decrease of $18,182 (or 1.9%) in expenditures notwithstanding increased occupancy. The motel achieved reduced expenditures of $42,087 in renovations and replacements and $5,250 in maintenance wages and salaries. The reductions were substantially offset by increases of $15,149 in front desk wages and salaries, and in proportionate increases in franchise and management fees.

Future Trends

     The Managing General Partner anticipates that the Partnership will continue to achieve favorable financial results. Future financial results will be dependent upon the economic climate in the Pleasanton hospitality market. While the market is presently strong, this area has been subjected to both favorable and unfavorable cyclical business conditions.

     The Manging General Partner expects the Partnership's occupancy rate (and hence its revenues and profits) to benefit, in the long range, from economic growth. The Managing General Partner anticipates lower occupancy rates and perhaps lower room rates in the event of an economic downturn.

     The Managing General Partner anticipates that, during the long range, any increase in operating costs and expenses due to inflation will be met by an upward adjustment in room rates. In the short range, however, competitive conditions in the Partnership's market area may make such adjustments difficult or impossible. The Managing General Partner is unable to predict when improved competitive conditions would make such adjustments possible.


Item 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

     Inapplicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Notes to Financial Statements at pages F-1 through F-12.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                        SUPER 8 ECONOMY LODGING IV, LTD.

                             SACRAMENTO, CALIFORNIA

                               SEPTEMBER 30, 1997

Item 8: Financial Statements



                        SUPER 8 ECONOMY LODGING IV, LTD.

                          INDEX OF FINANCIAL STATEMENTS



                                                                    Pages
                                                                    -----

Financial Statements:
    Report of Certified Public Accountants                          F-3

    Balance Sheets, September 30, 1997 and 1996                     F-4

    Statements of Operations for the years ended
      September 30, 1997, 1996 and 1995                             F-5

    Statements of Partners' Equity for the years ended
      September 30, 1997, 1996 and 1995                             F-6

    Statements of Cash Flows for the years ended                    F-7 to
      September 30, 1997, 1996 and 1995                             F-8

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

                  REPORT OF CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
Super 8 Economy Lodging IV, Ltd.

We have audited the accompanying balance sheets of Super 8 Economy Lodging IV, Ltd., a California limited partnership, as of September 30, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Economy Lodging IV, Ltd. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.



San Mateo, California

                          SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           September 30, 1997 and 1996


                                     ASSETS

                                                           1997         1996
                                                        ----------   ----------
Current Assets:
 Cash and temporary investments (Notes 1 and 3)         $1,079,735   $  938,477
 Accounts receivable                                        54,290       21,563
 Prepaid expenses                                           13,463       12,789
                                                        ----------   ----------
   Total Current Assets                                  1,147,488      972,829
                                                        ----------   ----------

Property and Equipment (Notes 2 and 6):
 Land                                                      799,311      799,311
 Buildings                                               2,246,419    2,246,419
 Furniture and equipment                                   519,267      530,321
                                                        ----------   ----------
                                                         3,564,997    3,576,051
 Accumulated depreciation                               (1,824,868)  (1,755,449)
                                                        ----------   ----------
   Property and Equipment, Net                           1,740,129    1,820,602
                                                        ----------   ----------

Other Assets (Note 2):
 Deposit of federal income taxes                            63,975       48,141
                                                        ----------   ----------

      Total Assets                                      $2,951,592   $2,841,572
                                                        ==========   ==========


                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities               $  117,779   $  106,979
 Due to related parties (Note 4)                             8,241        4,465
                                                        ----------   ----------
   Total Liabilities                                       126,020      111,444
                                                        ----------   ----------

Partners' Equity:
 General Partners                                           (2,128)     (10,707)
 Limited Partners                                        2,827,700    2,740,835
                                                        ----------   ----------
   Total Partners' Equity                                2,825,572    2,730,128
                                                        ----------   ----------

      Total Liabilities and Partners' Equity            $2,951,592   $2,841,572
                                                        ==========   ==========

    The accompanying notes are an integral part of these financial statements

                          SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                  Years Ended September 30:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Income:
 Motel room                                  $1,860,287  $1,613,817  $1,448,486
 Telephone and vending                           42,012      41,244      36,519
 Interest                                        36,351      28,879      22,379
 Other                                            2,458       2,798       3,418
                                             ----------  ----------  ----------
  Total Income                                1,941,108   1,686,738   1,510,802
                                             ----------  ----------  ----------
Expenses:
 Motel operations (exclusive of depreciation
  shown separately below) (Notes 4 and 5)       830,267     789,729     777,015
 General and administrative (exclusive of
  depreciation shown separately below)(Note 4)   44,522      34,302      36,760
 Depreciation and amortization (Note 2)         113,229     114,714     109,175
 Property management fees (Note 4)               95,146      82,893      74,416
                                             ----------  ----------  ----------
  Total Expenses                              1,083,164   1,021,638     997,366
                                             ----------  ----------  ----------

   Net Income                                $  857,944  $  665,100   $ 513,436
                                             ==========  ==========  ==========


Net Income Allocable to General Partners        $ 8,579     $ 6,651     $ 5,134
                                               ========    ========    ========

Net Income Allocable to Limited Partners      $ 849,365   $ 658,449   $ 508,302
                                             ==========  ==========  ==========

Net Income Per Partnership Unit (Note 1)        $ 84.94     $ 65.84     $ 50.83
                                               ========    ========    ========

Distributions to Limited Partners
 Per Partnership Unit (Note 1)                  $ 76.25     $ 59.30     $ 54.60
                                               ========    ========    ========










    The accompanying notes are an integral part of these financial statements

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

                                                  Years Ended September 30:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
General Partners:
  Balance at beginning of year               $  (10,707) $  (17,358) $  (22,492)
  Net income                                      8,579       6,651       5,134
                                             ----------  ----------  ----------
   Balance at End of Year                        (2,128)    (10,707)    (17,358)
                                             ----------  ----------  ----------

Limited Partners:
  Balance at beginning of year                2,740,835   2,675,386   2,713,084
  Net income                                    849,365     658,449     508,302
  Distributions to Limited Partners            (762,500)   (593,000)   (546,000)
                                             ----------  ----------  ----------
   Balance at End of Year                     2,827,700   2,740,835   2,675,386
                                             ----------  ----------  ----------

   Total Partners' Equity                    $2,825,572  $2,730,128  $2,658,028
                                             ==========  ==========  ==========





























    The accompanying notes are an integral part of these financial statements

                          SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                  Years Ended September 30:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------

Cash Flows From Operating Activities:
 Received from motel operations              $1,874,958  $1,658,578  $1,492,593
 Expended for motel operations and
  general and administrative expenses          (972,367)   (917,820)   (877,067)
 Interest received                               33,423      28,940      20,953
                                             ----------  ----------  ----------
  Net Cash Provided by Operating Activities     936,014     769,698     636,479
                                             ----------  ----------  ----------

Cash Flows From Investing Activities:
 Purchases of property and equipment            (32,756)    (33,120)    (60,317)
 Proceeds from sale of equipment                    500         -         1,250
                                             ----------  ----------  ----------
  Net Cash Used by Investing Activities         (32,256)    (33,120)    (59,067)
                                             ----------  ----------  ----------
Cash Flows From Financing Activities:
 Distributions paid to limited partners        (762,500)   (593,000)   (546,000)
                                             ----------  ----------  ----------
  Net Cash Used by Financing Activities        (762,500)   (593,000)   (546,000)
                                             ----------  ----------  ----------
  Net Increase in Cash and Temporary
   Investments                                  141,258     143,578      31,412

Cash and Temporary Investments:
  Beginning of year                             938,477     794,899     763,487
                                             ----------  ----------  ----------

    End of Year                              $1,079,735  $  938,477  $  794,899
                                             ==========  ==========  ==========















    The accompanying notes are an integral part of these financial statements

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                  Years Ended September 30:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Net income                                   $857,944    $665,100    $513,436
                                             ----------  ----------  ----------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization               113,229     114,714     109,175
    Loss (gain) on disposition of property
     and equipment                                 (500)        -         1,430
    (Increase) decrease in accounts receivable  (32,727)        780       2,745
    Increase in prepaid expenses                   (674)       (855)       (475)
    Increase in other assets                    (15,834)    (10,044)     (5,006)
    Increase (decrease) in accounts payable
     and accrued liabilities                     10,800      (2,996)     15,174
    Increase in due to related parties            3,776       2,999         -
                                             ----------  ----------  ----------

      Total Adjustments                          78,070     104,598     123,043
                                             ----------  ----------  ----------

      Net Cash Provided by
       Operating Activities                    $936,014    $769,698    $636,479
                                             ==========  ==========  ==========






















    The accompanying notes are an integral part of these financial statements

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

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions. As of September 30, 1997, the Partnership had a combined balance in cash and temporary investments of $1,079,735 , which was $624,735 in excess of the $455,000 required amount.

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

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:


      Description                   Methods             Useful Lives
  -----------------------   -------------------------   ------------
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

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary  investments as of September 30, 1997 and 1996 consist of the
following:                                   1997         1996
                                           ---------    ---------
  Cash in bank, non-interest bearing       $  74,738    $  26,184
  Money market accounts                      704,997      512,293
  Certificates of deposit                    300,000      400,000
                                           ---------    ---------
    Total Cash and Temporary Investments  $1,079,735     $938,477
                                           =========    =========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of six months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of the gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($93,014 in 1997, $80,691 in 1996 and $72,424 in 1995) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel property as a franchisee of Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc., (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $37,206, $32,276 and $28,970 in 1997, 1996 and 1995,
respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations as defined in the Partnership agreement, and amounted to $95,146, $82,893 and $74,416 in 1997, 1996 and 1995, respeively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partners are to receive 9% of cash available for distribution for Partnership management services, along with an additional 1% of cash available for distribution on account of their interest in the profit and losses, subordinated, however, to receipt by the Limited Partners of a 10% per annum cumulative pre-tax return on their adjusted capital contributions. At September 30, 1997 the Limited Partners had not received the 10% cumulative return, and as no Partnership management fees are presently payable they are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sales or a refinancing. As of September 30, 1997 the cumulative amount of these fees was $516,715.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

Expenses Shared by the Partnership and its Affiliates
There are certain expenses which are allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, administrative salaries and duplication expenses. The expenses allocated to the Partnership were approximately $113,000 in 1997, $113,000 in 1996 and $110,000 in 1995 and are included in motel and restaurant operations and general and administrative expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a General Partner of the Partnership.

NOTE 5 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the years ended September 30, 1997, 1996 and 1995:

                                      1997        1996        1995
                                    --------    --------    --------
  Salaries and related costs        $322,022    $308,314    $282,994
  Franchise and advertising fees      93,015      80,691      72,424
  Utilities                           68,243      66,664      70,349
  Allocated costs,
   mainly indirect salaries           90,713      92,355      89,327
  Repairs and minor renovations       21,457      23,158      38,047
  Other operating expenses           234,817     218,547     223,874
                                    --------    --------    --------
  Total Motel Operating Expenses    $830,267    $789,729    $777,015
                                    ========    ========    ========

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of the accumulated depreciation of property and equipment:

                                    1997         1996
                                 ----------   ----------
  Buildings                      $1,381,389   $1,288,266
  Furniture and equipment           443,479      467,183
                                 ----------   ----------
    Accumulated depreciation     $1,824,868   $1,755,449
                                 ==========   ==========

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in nine commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of September 30, 1997 follows:

  Total cash in all California banks      $1,098,989
  Portion insured by FDIC                   (800,000)
                                          ----------
      Uninsured cash balances             $  298,989
                                          ==========

NOTE 8 - SUBSEQUENT EVENTS

On October 27, 1997 a complaint was filed in the United States District Court by Grotewohl Management Services, Inc. (a general partner of the Partnership) naming as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The complaint pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnership. The complaint alleges that the defendants violated certain provisions of the Security and Exchange Act of 1934 and seeks injunctive and declarative relief. Defendants have yet to respond to the complaint.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC as plaintiffs against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnership, along with four other partnerships of which have common general partners, as nominal defendants. The complaint pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law. The complaint requests the follow relief: a declaration that the action is a proper derivative action; an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; return of certain profits; appointment of a receiver; and an award for damages in an amount to be determined. The defendants and nominal defendants have recently been served and are formulating their response to the complaint.








                                      F-12
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The original Managing General Partners of the Partnership were Dennis A. Brown and Grotewohl Management Services, Inc., a 50% shareholder of which is Philip B. Grotewohl. The original Associate General Partners were BWC Incorporated and Robert J. Dana.

     Upon Mr. Brown's death on February 25, 1988, Mr. Grotewohl, as president of Grotewohl Management Services, Inc., and Mr. Dana elected to continue the Partnership. BWC Incorporated was dissolved in 1989.

     Grotewohl Management Services, Inc. was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels.

     Mr. Grotewohl, age 79, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motel limited partnerships.

     Mr. Dana, age 69, was a registered representative of Brown, Brosche Securities, Inc. between 1982 and 1988. Between 1976 and 1982 he served as a registered representative of several stock and investment brokers. Mr. Dana has also served as marketing consultant for various real estate limited partnership and other direct participation investment programs.

     See Item 3, "Legal Proccedings."

Item 11.  EXECUTIVE COMPENSATION

     The following discussion contains certain information regarding aggregate direct or indirect compensation paid or accrued by the Partnership during the fiscal year ended September 30, 1997 to the General Partners and the Estate of Dennis A. Brown, and/or their affiliates. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

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

     During the fiscal year covered by this report the Partnership accrued such fees in the amount of $95,146, all of which were paid.

Franchise Fees and Advertising Fees

     The Partnership operates its motel as a franchisee of Super 8 Motels, Inc., through a sub-franchise obtained from Super 8 Management Corporation. In March 1988 the shareholders of Super 8 Management Corporation transferred their interests in the sub-franchise agreement to the Manager. The Partnership, as franchisee, pays to the franchisor monthly franchise fees equal to 4% of its gross room revenue and contributes 1% of its gross room revenue to an advertising fund administered by the franchisor to finance institutional advertising. The Manager is entitled to one-half of the 4% franchise fee.

     The total of franchise fees accrued during the fiscal year covered by this report was $74,412, of which $37,206 accrued to the Manager. All of the above sums have been paid.

 General Partners' Interest in Cash Available for Distribution

     At quarterly intervals, the total amount of the Partnership's Cash Available for Distribution is determined at the discretion of the Managing General Partner. (See Item 5 above.) Distributions therefrom are made as follows: (1) 90% of such distributions are paid to the Limited Partners; (2) 9% thereof is paid to the General Partners as Partnership management fees; and (3) 1% thereof is paid to the General Partners in accordance with their interest in the income and losses of the Partnership.

     Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners which would otherwise be paid to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions. During the fiscal year covered by this report, $762,500 in distributions of Cash Available for Distribution were paid to the Limited Partners. A total of $516,715 representing the General Partners' Interest in Cash Available for Distribution has been deferred and remains unpaid since commencement of the Partnership. The Limited Partners must receive $9,145,855 (calculated through September 30, 1997) and $910,000 each year thereafter in additional distributions before any of the accrued amounts will be paid to the General Partners. Accordingly, the General Partners consider the payment of these deferred amounts to be unlikely.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  TITLE
    OF                                       AMOUNT AND NATURE OF    PERCENT
  CLASS    NAME  OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP    OF CLASS
  -----    ------------------------------    --------------------    --------
  Units    Everest Lodging Investor, LLC          182  Units           1.82%
  Units    Everest Madison Investors, LLC         497  Units           4.97%
                                                 -----------
                                    TOTAL         679  Units           6.79%
                                                 ===========

Security Ownership of Management

     The General Partners do not beneficially own any Units.

Changes in Control

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

     There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $113,000 in the fiscal year ended September 30, 1997 and are included in general and administrative expenses and motel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, a 50% shareholder of the Managing General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:
     1. Financial Statements Included in Part II of this Report
         Report of Independent Certified Public Accountants
            Balance Sheets, September 30, 1997 and 1996
            Statement of Operations for the Years Ended September 30, 1997, 1996 and 1995 Statements of Partners' Equity for the Years Ended September 30, 1997, 1996 and 1995 Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995 Notes to Financial Statements

     2. Financial Statement Schedules Included in Part IV of the Report
         None

     3. Exhibits
         3. and 4. The Partnership Agreement is incorporated herein as an exhibit from the annual report on Form 10-K for the fiscal year ended September 30, 1994

  (b) Reports on Form 8-K:

     A current report on form 8-K dated November 13, 1997 was filed reporting an "Other Event" under Item 5. No financial statements were included therein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      SUPER 8 ECONOMY LODGING IV, LTD.

By (Signature and Title)                  /s/ Philip B. Grotewohl
                                          -------------------------
                                          Philip B. Grotewohl,
                                          Chairman of Grotewohl Management
                                          Services, Inc.,
                                          Managing General Partner

Date: December 22, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)                  /s/ Philip B. Grotewohl
                                          -------------------------
                                          Philip B. Grotewohl,
                                          Chief executive officer,
                                          chief financial officer,
                                          chief accounting officer and sole
                                          director of Grotewohl Management
                                          Services, Inc., Managing General
                                          Partner

 Date:  December 22, 1997