Form 10-Q
period 1997-12-31
SUPER 8 ECONOMY LODGING IV LTD
filed 1998-02-12
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ------------------------------------

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                 ---------------------------------------------

                     For the Period ended December 31, 1997

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

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                        SUPER 8 ECONOMY LODGING IV, LTD.


                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                           PAGE

   Balance Sheet - December 31, 1997 and September 30, 1997       2

   Statement of Operations - Three Months Ended
   December 31, 1997 and 1996                                     3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1997 and 1996                  4

   Statement of Cash Flows - Three Months Ended
   December 31, 1997 and 1996                                     5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                             7

   Other Information and Signatures                             8 - 10

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    December 31, 1997 and September 30, 1997

                                                        12/31/97       9/30/97
                                                       ----------    ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   984,493   $ 1,079,735
   Accounts receivable                                     42,618        54,290
   Prepaid expenses                                         7,067        13,463
                                                       ----------    ----------
    Total current assets                                1,034,178     1,147,488
                                                       ----------    ----------

Property and Equipment:
   Land                                                   799,311       799,311
   Buildings                                            2,246,419     2,246,419
   Furniture and equipment                                521,798       519,267
                                                       ----------    ----------
                                                        3,567,528     3,564,997
   Accumulated depreciation                            (1,849,338)   (1,824,868)
                                                       ----------    ----------

    Property and equipment, net                         1,718,190     1,740,129
                                                       ----------    ----------

Other Assets:                                              63,975        63,975
                                                       ----------    ----------

    Total Assets                                      $ 2,816,343   $ 2,951,592
                                                       ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $    88,295   $   126,020
                                                       ----------    ----------
    Total current liabilities                              88,295       126,020
                                                       ----------    ----------

    Total liabilities                                      88,295       126,020
                                                       ----------    ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                          (601)       (2,128)
   Limited Partners                                     2,728,649     2,827,700
                                                       ----------    ----------
    Total partners' equity                              2,728,048     2,825,572
                                                       ----------    ----------

Total Liabilities and Partners' Equity                $ 2,816,343   $ 2,951,592
                                                       ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Three Months Ending December 31, 1997 and 1996

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        12/31/97      12/31/96
                                                       ----------    ----------

Income:
    Guest room                                        $   430,035   $   427,216
    Telephone and vending                                   9,604        13,054
    Interest                                                9,931         9,170
    Other                                                      69           296
                                                       ----------    ----------
     Total Income                                         449,639       449,736
                                                       ----------    ----------

Expenses:
    Motel operating expenses (Note 2)                     214,960       206,149
    General and administrative                             32,872        27,478
    Depreciation and amortization                          27,355        28,038
    Property management fees                               21,976        22,005
                                                       ----------    ----------
     Total Expenses                                       297,163       283,670
                                                       ----------    ----------

    Net Income (Loss)                                 $   152,476   $   166,066
                                                       ==========    ==========

Net Income (Loss) Allocable
 to General Partners                                       $1,525        $1,661
                                                         ========      ========

Net Income (Loss) Allocable
 to Limited Partners                                     $150,951      $164,405
                                                         ========      ========

Net Income (Loss)
 per Partnership Unit                                      $15.10        $16.44
                                                          =======      ========

Distribution to Limited Partners
 per Partnership Unit                                      $25.00        $18.75
                                                          =======      ========









    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
             For the Three Months Ending December 31, 1997 and 1996




                                                        12/31/97      12/31/96
                                                       ----------    ----------
General Partners:
  Balance, beginning of year                          $    (2,128)  $   (10,707)
    Net income (loss)                                       1,525         1,661
                                                       ----------    ----------
      Balance, End of period                                 (603)       (9,046)
                                                       ----------    ----------


Limited Partners:
  Balance, beginning of year                            2,827,700     2,740,835
    Net income (loss)                                     150,951       164,405
    Distributions to Limited Partners                    (250,000)     (187,500)
                                                       ----------    ----------
      Balance, End of Period                            2,728,651     2,717,740
                                                       ----------    ----------

      Total Partners' Equity                          $ 2,728,048   $ 2,708,694
                                                       ==========    ==========



























    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Three Months Ending December 31, 1997 and 1996

                                                        12/31/97      12/31/96
                                                       ----------    ----------
Cash Flows from Operating Activities:
 Received from motel revenues                         $   448,972   $   440,383
 Expended for motel operations and
  general and administrative expenses                    (300,274)     (273,769)
 Interest received                                         12,339         8,536
                                                       ----------    ----------
   Net Cash Provided (Used) by Operating Activities       161,037       175,150
                                                       ----------    ----------

Cash Flows from Investing Activities:
 Purchases of property and equipment                       (6,279)      (16,324)
 Proceeds from sale of land                                   -             500
                                                       ----------    ----------
   Net Cash Provided (Used) by Investing Activities        (6,279)      (15,824)
                                                       ----------    ----------

Cash Flows from Financing Activities:
 Distributions to limited partners                       (250,000)     (187,500)
                                                       ----------    ----------
   Net Cash Provided (Used) by Financing Activities      (250,000)     (187,500)
                                                       ----------    ----------

    Net Increase (Decrease) in Cash and
     Temporary Investments                                (95,242)      (28,174)

Cash and Temporary Investments:
   Beginning of period                                  1,079,735       938,477
                                                       ----------    ----------

   End of period                                      $   984,493   $   910,303
                                                       ==========    ==========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

 Net Income (Loss)                                    $   152,476   $   166,066
                                                       ----------    ----------
  Adjustments to reconcile net income to net cash used by operating activities:
    Depreciation and amortization                          27,355        28,038
    (Gain) loss on disposition of property
     and equipment                                            863          (500)
    (Increase) decrease in accounts receivable             11,672          (817)
    (Increase) decrease in prepaid expenses                 6,396         4,887
    Increase (decrease) in accounts payable               (37,725)      (22,524)
                                                       ----------    ----------
      Total Adjustments                                     8,561         9,084

     Net Cash Provided (Used) by Operating Activities $   161,037   $   175,150
                                                       ==========    ==========
    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996

Note 1:

The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1997 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

Property Management Fees                         $   21,976
Franchise Fees                                   $    8,611

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:

The following table summarizes the major components of motel operating expenses for the following periods:

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        12/31/97      12/31/96
                                                       ----------    ----------

Salaries and related costs                            $    89,396   $    76,202
Franchise and advertising fees                             21,529        21,388
Utilities                                                  17,168        16,252
Allocated costs,
 mainly indirect salaries                                  26,837        24,547
Replacements and renovations                                1,896         5,651
Other operating expenses                                   58,134        62,109
                                                       ----------    ----------

Total motel operating expenses                        $   214,960   $   206,149
                                                       ==========    ==========




The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                DECEMBER 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's current assets of $1,034,178 exceeded its current liabilities of $88,295 providing an operating reserve of $945,883, which is greater than the $455,000 target set by the General Partners.

         In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

         The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation expenditures is approximately 3% of room revenues. Applicable expenditures during the first three months of the fiscal year which will end on September 30, 1998, were $8,175 or 1.9% of room revenues. Expenditures of this type are not expected to exceed the General Partners' 3% guideline on a yearly basis.

RESULTS OF OPERATIONS

         The following is a comparison of operating results for the three month periods ended December 31, 1997 and December 31, 1996.

         Total revenues were virtually unchanged. Guest room revenue increased $2,819 or 0.7% for the current period. Although the occupancy rate decreased from 76.2% in 1996 to 70.8% in 1997, its effect on room revenue was offset by an increase in the average room rate from $59.71 in 1996 to $64.64 in 1997.

         Total expenditures increased $13,494 or 4.8% during the three months covered by this report as compared to the previous fiscal year.


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

                        PART II.   OTHER INFORMATION
                        ----------------------------


     Item 1.                  Legal Proceedings
                              -----------------
      On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, Grotewohl Management Services, Inc. (a general partner of the registrant) and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8
Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint names as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The factual basis underlying the plaintiffs' causes of actions pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requests the following relief: (i) a declaration that each of the defendants has violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder;
(ii) a declaration that certain of the defendants have violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available. The plaintiffs have not yet received an answer of the defendants respecting the complaint.

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


              2-12-98         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              2-12-98         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer