Form 10-Q
period 1998-03-31
SUPER 8 ECONOMY LODGING IV LTD
filed 1998-04-30
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


       For the Period ended March 31, 1998       Commission File 0-11512

                         SUPER 8 ECONMY LODGING IV, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                     94 - 2827163
           -------------------------------       ------------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)       Identification No.)


        2030 J Street
        Sacramento, California                               95814
        --------------------------------------              --------
        Address of principal executive offices              Zip Code



        Registrant's telephone number,
        including area code                           (916) 442 - 9183

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


        Yes XX   No  __

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                              PAGE

   Balance Sheet - March 31, 1998 and September 30, 1997           2

   Statement of Operations - Six Months Ended
   March 31, 1998 and 1997                                         3

   Statement of Changes in Partners' Equity -
   Six Months Ended March 31, 1998 and 1997                        4

   Statement of Cash Flows - Six Months Ended
   March 31, 1998 and 1997                                         5

   Notes to Financial Statements                                   6

   Management Discussion and Analysis                              7

   Other Information and Signatures                                9 - 10

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                      March 31, 1998 and December 31, 1997

                                                          3/31/98      9/30/97
                                                        ----------   ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                      $   926,680  $ 1,079,735
   Accounts receivable                                      50,138       54,290
   Prepaid expenses                                            671       13,463
                                                        ----------   ----------
    Total current assets                                   977,489    1,147,488
                                                        ----------   ----------

Property and Equipment:
   Land                                                    799,311      799,311
   Buildings                                             2,246,419    2,246,419
   Furniture and equipment                                 524,641      519,267
                                                        ----------   ----------
                                                         3,570,371    3,564,997
   Accumulated depreciation                             (1,876,693)  (1,824,868)
                                                        ----------   ----------

    Property and equipment, net                          1,693,678    1,740,129
                                                        ----------   ----------

Other Assets:                                               63,975       63,975
                                                        ----------   ----------

    Total Assets                                       $ 2,735,142  $ 2,951,592
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities           $   220,879  $   126,020
                                                        ----------   ----------
    Total current liabilities                              220,879      126,020
                                                        ----------   ----------

    Total liabilities                                      220,879      126,020
                                                        ----------   ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                           (241)      (2,128)
   Limited Partners                                      2,514,504    2,827,700
                                                        ----------   ----------
    Total partners' equity                               2,514,263    2,825,572
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 2,735,142  $ 2,951,592
                                                        ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ended March 31, 1998 and 1997

                                    Three        Six        Three        Six
                                    Months      Months      Months      Months
                                    Ended       Ended       Ended       Ended
                                   3/31/98     3/31/98     3/31/97     3/31/97
                                  ---------   ---------   ---------   ---------
Income:
 Guest room                      $  418,430  $  848,465  $  415,746  $  842,962
 Telephone and vending                7,456      17,060       9,633      22,687
 Interest                             8,403      18,760       8,471      17,641
 Other                                  151         220         237         533
                                  ---------   ---------   ---------   ---------
  Total Income                      434,440     884,505     434,087     883,823
                                  ---------   ---------   ---------   ---------

Expenses:
 Motel operating expenses
  (Note 2)                          206,742     421,702     184,850     391,000
 General and administrative         143,248     176,120       7,136      34,614
 Depreciation and amortization       27,355      54,710      28,604      56,642
 Property management fees            21,306      43,282      21,302      43,307
                                  ---------   ---------   ---------   ---------
  Total Expenses                    398,651     695,814     241,892     525,563
                                  ---------   ---------   ---------   ---------

 Net Income (Loss)               $   35,789  $  188,691  $  192,195  $  358,260
                                  =========   =========   =========   =========

Net Income (Loss) Allocable
 to General Partners                   $358      $1,887      $1,922      $3,583
                                  =========   =========   =========   =========

Net Income (Loss) Allocable
 to Limited Partners                $35,431    $186,804    $190,273    $354,677
                                  =========   =========   =========   =========

Net Income (Loss)
 per Partnership Unit                 $3.54      $18.68      $19.03      $35.47
                                  =========   =========   =========   =========

Distribution to Limited Partners
 per Partnership Unit                $25.00      $50.00      $18.75      $37.50
                                  =========   =========   =========   =========








   The accompanying notes are an integral part of the financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                For the Six Months Ended March 31, 1998 and 1997

                                                          3/31/98      3/31/97
                                                        ----------   ----------
General Partners:
  Balance, beginning of year                           $    (2,128) $   (10,707)
    Net income (loss)                                        1,887        3,583
                                                        ----------   ----------
      Balance, End of period                                 (241)       (7,124)
                                                        ----------   ----------


Limited Partners:
  Balance, beginning of year                             2,827,700    2,740,835
    Net income (loss)                                      186,804      354,677
    Distributions to Limited Partners                     (500,000)    (375,000)
                                                        ----------   ----------
      Balance, End of Period                             2,514,504    2,720,512
                                                        ----------   ----------

      Total Partners' Equity                           $ 2,514,263  $ 2,713,388
                                                        ==========   ==========






























    The accompanying notes are an integral part of the financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ended March 31, 1998 and 1997

                                                          3/31/98      3/31/97
                                                        ----------   ----------
Cash Flows from Operating Activities:
 Received from motel revenues                          $   868,510  $   865,505
 Expended for motel operations and
   general and administrative expenses                    (532,590)    (479,084)
 Interest received                                          20,147       14,977
                                                        ----------   ----------
  Net Cash Provided (Used) by Operating Activities         356,067      401,398
                                                        ----------   ----------
Cash Flows from Investing Activities:
 Purchases of property and equipment                        (9,122)     (18,607)
 Proceeds from sale of land                                  -              500
                                                        ----------   ----------
  Net Cash Provided (Used) by Investing Activities          (9,122)     (18,107)
                                                        ----------   ----------
Cash Flows from Financing Activities:
 Distributions to limited partners                        (500,000)    (375,000)
                                                        ----------   ----------
  Net Cash Provided (Used) by Financing Activities        (500,000)    (375,000)
                                                        ----------   ----------

   Net Increase (Decrease) in Cash and
    Temporary Investments                                 (153,055)       8,291

Cash and Temporary Investments:
   Beginning of period                                   1,079,735      938,477
                                                        ----------   ----------

   End of period                                       $   926,680  $   946,768
                                                        ==========   ==========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

 Net Income                                            $   188,691  $   358,260
                                                        ----------   ----------
  Adjustments to reconcile net income
   to net cash used by operating activities:
   Depreciation and amortization                            54,710       56,642
   (Gain) loss on disposition of property and equipment        863         (500)
   (Increase) decrease in accounts receivable                4,152       (3,341)
   (Increase) decrease in prepaid expenses                  12,792       11,176
   (Increase) decrease in other assets                       -          (15,834)
   Increase (decrease) in accounts payable                  94,859       (5,005)
                                                        ----------   ----------
      Total Adjustments                                    167,376       43,138
                                                        ----------   ----------

     Net Cash Provided by Operating Activities         $   356,067  $   401,398
                                                        ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                 March 31, 1998

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

Property Management Fees                       $43,282
Franchise Fees                                 $16,982

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:

The following table summarizes the major components of motel operating expenses for the following periods:

                                     Three       Six        Three        Six
                                     Months     Months      Months      Months
                                     Ended      Ended       Ended       Ended
                                    3/31/98    3/31/98     3/31/97     3/31/97
                                  ---------   ---------   ---------   ---------

Salaries and related costs       $   86,997  $  176,393  $   74,954  $  151,156
Franchise and advertising fees       20,925      42,454      20,809      42,197
Utilities                            13,154      30,322      14,760      31,012
Allocated costs,
 mainly indirect salaries            24,881      51,718      22,055      46,602
Replacements and renovations          2,754       4,650       2,614       8,265
Other operating expenses             58,031     116,165      49,658     111,768
                                  ---------   ---------   ---------   ---------

Total motel operating expenses   $  206,742  $  421,702  $  184,850  $  391,000
                                  =========   =========   =========   =========

The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Partnership's current assets of $977,489 exceeded its current liabilities of $220,879 providing an operating reserve of $756,610, which is greater than the $455,000 target set by the General Partners. In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

The Partnership has no material commitments for capital expenditures. Renovation and replacement expenditures during the first six months of the fiscal year which will end on September 30, 1998, were $13,772 (of which $9,122 was capitalized) or 1.6% of room revenues.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the six month periods ended March 31, 1998 and March 31, 1997.

Total revenues increased $682 or 0.1% for the six months ended March 31, 1998 as compared to the corresponding period of the preceding fiscal year. Guest room revenue increased $5,503 or 0.7% for the current period as compared to the corresponding period of the previous fiscal year. This increase is due to an increase in average room rate from $53.83 in 1997 to $65.77 in 1998 which was partially offset by a decrease in occupancy from 71.1% in 1997 to 69.5% in 1998.

Total expenditures increased $170,251 or 32.4% during the six months covered by this report as compared to the previous fiscal year. The increase in expenditures is due to increases in the minimum wage and to legal, appraisal and other costs associated with the potential partnership liquidation.

FUTURE TRENDS

The General Partners expect the Pleasanton motel to continue its performance if the current improvement in the general economic climate continues.

As discussed in more detail in the following section labeled "Legal Proceedings," the General Partners have agreed to offer the motels for sale and to present any offer that equals or exceeds 75% of the appraised value for the approval of the limited partners.

In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which the Managing General Partner serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd. and Famous Host Lodging V, L.P.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC,
Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist ( the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief: (i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from
(a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnerships' partnership agreements and California law. The complaint requested the following relief: (i) a declaration that the action has a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year covered by this report.

Item 2.  Changes in Securities

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matter to the Vote of Security Holders

           None

Item 5.  Other Information

           See Notes to Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            SUPER 8 ECONOMY LODGING IV, Ltd.

4-30-98                                    By /S/ Philip B. Grotewohl
-------                                       --------------------------
  Date                                        Philip B. Grotewohl,
                                              Chairman of Grotewohl Management
                                              Services, Inc.,
                                              Managing General Partner

4-30-98                                    By /S/ Philip B. Grotewohl
-------                                       --------------------------
  Date                                        Philip B. Grotewohl,
                                              Chief executive officer,
                                              chief financial officer,
                                              chief accounting officer and sole
                                              director of Grotewohl Management
                                              Services, Inc., Managing General
                                              Partner