Form 10-Q
period 1998-06-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1998-08-14
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


       For the Period ended June 30, 1998       Commission File 0-11512

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


        Yes XX   No  __

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                              PAGE

   Balance Sheet - June 30, 1998 and September 30, 1997            2

   Statement of Operations - Nine Months Ended
   June 30, 1998 and 1997                                          3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1998 and 1997                        4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1998 and 1997                                          5

   Notes to Financial Statements                                   6

   Management Discussion and Analysis                              7

   Other Information and Signatures                                8 - 10

                       Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                      June 30, 1998 and September 30, 1997

                                                          6/30/98      9/30/97
                                                        ----------   ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                      $   856,167  $ 1,079,735
   Accounts receivable                                      45,307       54,290
   Prepaid expenses                                          9,945       13,463
                                                        ----------   ----------
    Total current assets                                   911,419    1,147,488
                                                        ----------   ----------

Property and Equipment:
   Land                                                    799,311      799,311
   Buildings                                             2,246,419    2,246,419
   Furniture and equipment                                 527,588      519,267
                                                        ----------   ----------
                                                         3,573,318    3,564,997
   Accumulated depreciation                             (1,904,122)  (1,824,868)
                                                        ----------   ----------

    Property and equipment, net                          1,669,196    1,740,129
                                                        ----------   ----------

Other Assets:                                               82,584       63,975
                                                        ----------   ----------

    Total Assets                                       $ 2,663,199  $ 2,951,592
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities            $   101,820  $   126,020
                                                        ----------   ----------
    Total current liabilities                              101,820      126,020
                                                        ----------   ----------

    Total liabilities                                      101,820      126,020
                                                        ----------   ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                          2,730       (2,128)
   Limited Partners                                      2,558,649    2,827,700
                                                        ----------   ----------
    Total partners' equity                               2,561,379   2,825,572
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 2,663,199  $ 2,951,592
                                                        ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                    Nine Months Ended June 30, 1998 and 1997

                             Three Months  Nine Months Three Months  Nine Months
                                 Ended        Ended        Ended        Ended
                                6/30/98      6/30/98      6/30/97      6/30/97
                              ----------   ----------   ----------   ----------

Income:
 Guest room                  $   450,996  $ 1,299,461  $   495,468  $ 1,338,430
 Telephone and vending             6,947       24,008        9,955       32,642
 Interest                          7,842       26,983        8,611       26,252
 Other                               541          770        1,746        2,279
                              ----------   ----------   ----------   ----------
  Total Income                   466,326    1,351,222      515,780    1,399,603
                              ----------   ----------   ----------   ----------

Expenses:
 Motel operating expenses
  (Note 2)                       209,013      630,679      222,444      613,443
 General and administrative      (89,703)      86,417        3,152       37,766
 Depreciation and amortization    27,429       82,139       28,050       84,692
 Property management fees         22,899       66,180       25,286       68,593
                              ----------   ----------   ----------   ----------
  Total Expenses                 169,638      865,415      278,932      804,494
                              ----------   ----------   ----------   ----------

 Net Income (Loss)           $   296,688  $   485,807  $   236,848  $   595,109
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners              $2,967       $4,858       $2,368       $5,951
                               =========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners            $293,721     $480,949     $234,480     $589,158
                               =========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit             $29.37       $48.09       $23.45       $58.92
                               =========   ==========   ==========   ==========

Distribution to Limited Partners
 per Partnership Unit             $25.00       $75.00       $18.75       $56.25
                               =========   ==========   ==========   ==========









    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                    Nine Months Ended June 30, 1998 and 1997




                                                          6/30/98      6/30/97
                                                        ----------   ----------
General Partners:
  Balance, beginning of year                           $    (2,128) $   (10,707)
    Net income (loss)                                        4,858        5,951
                                                        ----------   ----------
      Balance, End of period                                 2,730       (4,756)
                                                        ----------   ----------


Limited Partners:
  Balance, beginning of year                             2,827,700    2,740,835
    Net income (loss)                                      480,949      589,158
    Distributions to Limited Partners                     (750,000)    (562,500)
                                                        ----------   ----------
      Balance, End of Period                             2,558,649    2,767,493
                                                        ----------   ----------

      Total Partners' Equity                           $ 2,561,379  $ 2,762,737
                                                        ==========   ==========




























    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                    Nine Months Ended June 30, 1998 and 1997

                                                          6/30/98      6/30/97
                                                        ----------   ----------
Cash Flows from Operating Activities:
 Received from motel revenues                          $ 1,331,013  $ 1,345,755
 Expended for motel operations and
  general and administrative expenses                     (821,704)    (730,126)
 Interest received                                          29,192       25,878
                                                        ----------   ----------
    Net Cash Provided (Used) by Operating Activities       538,501      641,507
                                                        ----------   ----------
Cash Flows from Investing Activities:
 Purchases of property and equipment                       (12,069)     (31,286)
 Proceeds from sale of land                                   -             500
                                                        ----------   ----------
    Net Cash Provided (Used) by Investing Activities       (12,069)     (30,786)
                                                        ----------   ----------
Cash Flows from Financing Activities:
 Distributions to limited partners                        (750,000)    (562,500)
                                                        ----------   ----------
    Net Cash Provided (Used) by Financing Activities      (750,000)    (562,500)
                                                        ----------   ----------

     Net Increase (Decrease) in Cash and
      Temporary Investments                               (223,568)      48,221

Cash and Temporary Investments:
     Beginning of period                                 1,079,735      938,477
                                                        ----------   ----------

     End of period                                     $   856,167  $   986,698
                                                        ==========   ==========
Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

   Net Income (Loss)                                   $   485,807  $   595,109
                                                        ----------   ----------
    Adjustments   to  reconcile  net  income  to  net  cash  used  by  operating activities:
      Depreciation and amortization                         82,139       84,692
      (Gain) loss on disposition of property and
       equipment                                               863         (500)
      (Increase) decrease in accounts receivable             8,983      (27,970)
      (Increase) decrease in prepaid expenses                3,518        3,698
      (Increase) decrease in other assets                  (18,609)     (15,834)
      Increase (decrease) in accounts payable              (24,200)       2,312
                                                        ----------   ----------
         Total Adjustments                                  52,694       46,398

        Net Cash Provided (Used) by
         Operating Activities                          $   538,501  $   641,507
                                                        ==========   ==========
    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1998

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

Property Management Fees              $66,180
Franchise Fees                        $26,000

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:

The following table summarizes the major components of motel operating expenses for the following periods:

                             Three Months Nine Months  Three Months  Nine Months
                                 Ended        Ended        Ended        Ended
                                6/30/98      6/30/98      6/30/97      6/30/97
                              ----------   ----------   ----------   ----------

Salaries and related costs   $    82,548  $   258,941  $    79,487  $   230,643
Franchise and
 advertising fees                 22,546       65,000       24,778       66,975
Utilities                         14,863       45,184       16,805       47,817
Allocated costs,
 mainly indirect salaries         23,877       75,595       22,157       68,759
Replacements and renovations      10,600       15,250        9,509       17,774
Other operating expenses          54,579      170,709       69,708      181,475
                              ----------   ----------   ----------   ----------

Total motel operating
 expenses                    $   209,013  $   630,679  $   222,444  $   613,443
                              ==========   ==========   ==========   ==========




The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                    SUPER 8 SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Partnership's current assets of $911,419 exceeded its current liabilities of $101,820 providing an operating reserve of $809,599, which is greater than the $455,000 target set by the General Partners. In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

The Partnership has no material commitments for capital expenditures. Renovation and replacement expenditures during the first nine months of the fiscal year which will end on September 30, 1998, were $27,319 (of which $12,069 was capitalized) or 2.1% of room revenues.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the nine month periods ended June 30, 1998 and June 30, 1997.

Total revenues decreased $48,381 or 3.5% for the nine months ended June 30, 1998 as compared to the corresponding period of the preceding fiscal year. Guest room revenue decreased $38,969 or 2.9% for the current period as compared to the corresponding period of the previous fiscal year. This decrease is due to a decrease in occupancy from 78.0% in 1997 to 69.0% in 1998 which was partially offset by an increase in average room rate from $61.65 in 1997 to $67.61 in 1998. The decreased occupancy is due to the opening of five motels containing approximately 500 guestrooms in the Pleasanton area, all of which are competitive with our motel.

Total expenditures increased $60,921 or 7.6% during the nine months covered by this report as compared to the previous fiscal year. The increase in expenditures is due to increases in the minimum wage and to legal, appraisal and other costs associated with the potential partnership liquidation.

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





                                       SUPER 8 ECONOMY LODGING IV, Ltd.

8-13-98                          By /S/ Philip B. Grotewohl
-------                                 ---------------------
  Date                                    Philip B. Grotewohl,
                                          Chairman of Grotewohl Management
                                          Services, Inc.,
                                          Managing General Partner

8-13-98                          By /S/ Philip B. Grotewohl
-------                                 ---------------------
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