Form 10-K
period 1998-09-30
SUPER 8 ECONOMY LODGING IV LTD
filed 1998-12-23
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
          (Mark One)
           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________to ___________

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

         Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of October 16, 1998, it had a total of 1,740 franchised motels having an aggregate of 105,222 guest rooms in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc ("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada, Voyager Lodge, Knights Inn, Travelodge and Days Inn tradenames.

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

         By terms of the franchise agreement with Super 8 Motels, Inc., the Partnership pays monthly franchise fees equal to 4% of its gross room revenues and contributes an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national advertising program. Neither the Partnership nor the Managing General Partner has any equity or other interest in Super 8 Motels, Inc.

         Brown & Grotewohl (the "Manager"), a California general partnership which is an affiliate of the Managing General Partner, manages and operates the Partnership's motel. The Manager's management responsibilities include, but are not limited to, the supervision and direction of the Partnership's employees who operate the motel, the establishment of room rates, and the direction of the promotional activities of the Partnership's employees. In addition, the Manager directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The Partnership's financial accounting activities are performed by the motel staff and a centralized accounting staff, all of which work under the direction of the Managing General Partner or the Manager. Together, these staffs perform all bookkeeping duties in connection with the motel, including all collections and all disbursements to be paid out of funds generated by such operations or otherwise supplied by the Partnership.

         As of December 1, 1998, the Partnership employed a total of 15 persons, either full- or part-time, at its motel, including five desk clerks, eight housekeeping and laundry personnel, one maintenance personnel and one manager. In addition, and as of the same date, the Partnership employed eleven persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor services, sales and marketing, motel supervisory, secretarial and purchasing personnel, including David Grotewohl, son of Philip Grotewohl, whom the Partnership employs on as Director of Operations and as an attorney, and, until April 30, 1998, Mark Grotewohl, whom the Partnership employed as marketing and sales director.

         The Pleasanton motel, which consists of 102 guest rooms, commenced operations on October 4, 1983. The average occupancy rates and average room rates for the period from October 1, 1995 through September 30, 1998 are as follows:
                             1995-1996       1996-1997        1997-1998
                          ------------------------------------------------
Annual Average Occupancy       76.6%           79.9%            69.8%
Annual Average Room Rate      $56.44           $62.51          $69.06

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

         The  following   lodging   facilities   provide   direct  and  indirect
competition to the Partnership's Pleasanton motel:
                                                         APPROXIMATE
                                                        DISTANCE FROM
                                       NUMBER OF        PARTNERSHIP'S
                FACILITY                ROOMS               MOTEL
    -------------------------------------------------------------------
    Sheraton Four Points                  216             300  Yards
    Candlewood Suites                     126             300  Yards
    Marriott Courtyard                    145            0.75  Mile
    Best Western Dublin Park              230             1.0  Mile
    Sierra Suites                         113             1.0  Mile
    Summerfield Suites                    128             1.0  Mile
    Wyndom Hotel                          171             1.5  Miles
    Hilton Hotel                          300             2.0  Miles
    Crowne Plaza                          248             2.0  Miles
    Comfort Inn                            60             5.0  Miles
    Extended Stay America                 122             5.0  Miles
    Hampton Inn                            80             5.0  Miles
    Springtown Inn                        127             9.0  Miles
    Motel Six                             102             9.0  Miles
    Holiday Inn                           124            10.0  Miles

         During November 1998 the Partnership submitted to the limited partners of the Partnership (the "Limited Partners") a consent solicitation statement soliciting the consent of the Limited Partners to the sale of the Partnership's motel and related assets at a purchase price of $7,600,000. The Limited Partners have consented to such sale by majority vote. As of December 17, 1998, the buyer had not yet obtained the necessary financing to complete the sale. If the financing is obtained in a timely fashion, the Managing General Partner anticipates that the motel will be sold and the Partnership liquidated during the second fiscal quarter of 1999. If so, the Partnership would be terminated shortly thereafter. If not, the Managing General Partner would entertain offers to purchase the motel and related assets and would submit one or more of such offers to the Limited Partners for approval, in the discretion of the Managing General Partner. Pending any sale of the motel, the Partnership will continue to operate the motel as usual.

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

Holders

         As of December 1, 1998 a total of 1,849 investors ("Limited Partners") held Units in the Partnership.

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

         The following distributions (all from Cash Available for Distribution) were made during the two most recent fiscal years:

                                  Amount                 Amount
                                Distributed            Distributed
             Date                Per Unit          to General Partners
        --------------------------------------------------------------
           11/15/96               $18.75                  - 0 -
           02/15/97               $18.75                  - 0 -
           05/15/97               $18.75                  - 0 -
           08/15/97               $20.00                  - 0 -
           11/15/97               $25.00                  - 0 -
           02/15/98               $25.00                  - 0 -
           05/15/98               $25.00                  - 0 -
           08/15/98               $25.00                  - 0 -


Item 6.  SELECTED FINANCIAL DATA

         Following are selected financial data of the Partnership for the fiscal years ended September 30, 1998, 1997, 1996, 1995 and 1994.

                         SUPER 8 ECONOMY LODGING IV, LTD

Item 6. Selected Financial Data

                                        Years Ended September 30:
                     ----------------------------------------------------------
                        1998        1997        1996        1995        1994
                     ----------  ----------  ----------  ----------  ----------

Total income         $1,860,993  $1,941,108  $1,686,738  $1,510,802  $1,415,308
Motel room income    $1,794,889  $1,860,287  $1,613,817  $1,448,486  $1,354,227
Interest income         $34,673     $36,351     $28,879     $22,379     $19,181
Net income             $716,967    $857,944    $665,100    $513,436    $419,009

Per Partnership Unit:
 Cash
  distributions (1):    $100.00      $76.25      $59.30      $54.60      $48.65
 Net income              $70.98      $84.94      $65.84      $50.83      $41.48



                                          September 30:
                     ----------------------------------------------------------
                        1998        1997        1996        1995        1994
                     ----------  ----------  ----------  ----------  ----------

Total assets         $2,675,265  $2,951,592  $2,841,572  $2,769,469  $2,786,858
Long-term debt            -           -           -           -           -


(1) On an annual basis, to the extent cash distributions exceed net income, Limited Partners receive a return of capital rather than a return on capital. However, an annual analysis will be misleading if the Limited Partners do not receive their investment back upon liquidation of the Partnership. For investors who purchased their Units directly from the Partnership, the original investment was $1,000 per Unit, cumulative allocations of income through September 30, 1998 were approximately $50 per Unit, and cumulative distributions through September 30, 1998 were approximately $655 per Unit. Investors who did not purchase their Units directly from the Partnership must consult with their own advisers in this regard.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity

         The Partnership's current assets of $914,097 exceed its current liabilities of $132,726 by $781,371. This amount exceeds the Managing General Partner's cash reserve target of $455,000. In the opinion of the Managing General Partner, the Partnership's Pleasanton motel provides adequate liquidity to satisfy the Partnership's financial obligations.

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

         The Partnership currently has no material commitments for capital expenditures. Its motel property is in full operation, and no further property acquisitions or extraordinary capital improvements are contemplated. If the motel is not sold and the Partnership is not terminated, except as described below, the Managing General Partner is aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Working capital is expected to be generated by revenues from operations.

         During the fiscal year covered by this report, the Partnership spent $62,445 ($51,186 of which was capitalized) on the refurbishment of its motel and its furnishings. The capitalized items included $13,435 for guest room carpet, $17,290 for game chairs, $6,828 for seven replacement air-conditioning units, $10,762 for replacement televisions and $2,872 for guest room lamps. The items not capitalized included $4,320 for pool repairs and $2,600 for landscaping.

         During the fiscal year ended September 30, 1997, the Partnership spent $54,213 ($32,756 of which was capitalized) on the refurbishment of its motel and its furnishings. The capitalized items included $14,165 for guest room carpet and vinyl, $9,742 for game chairs and a sofa, $4,748 for five replacement air-conditioning units, $2,632 for replacement televisions and $1,470 for guest room lamps. The items not capitalized included $5,261 for bedspreads, $4,313 for parking lot resealing and $4,300 for furniture repairs.

         If the motel is not sold the Managing General Partner anticipates the expenditure of an undetermined amount during the next fiscal year on further refurbishment of the Partnership's motel, such amount to be paid from operating cash flow or, if operating cash flow is inadequate, from reserves.

Results of Operation

Partnerships Overall Financial Results

         The following is a comparison of combined results for the twelve-month periods ending September 30, 1996, 1997 and 1998. Comparative revenue and expense data is included in the financial statements found in Item 8.

         The Partnership experienced a $140,977 or 16.4% decrease in net income for the fiscal year covered by this report as compared to the previous fiscal year. Total revenue decreased $80,115 or 4.1% and total expenses increased $60,862 or 5.6%. The Partnership's financial results are discussed in more detail below.

         The Partnership achieved a 29.0% increase in net income for the fiscal year ended September 30, 1997 as compared to the previous fiscal year. This result was achieved by an increase in total income $254,370 (or 15.1%) while limiting the increase in total expenses to $61,526 (or 6.0%). The revenue increase was due primarily to increased guest room occupancy to an annual average of 79.9% from 76.6% and by an increase in the average room rate to $62.51 from $56.44.


Pleasanton, California Motel

         The following is a comparison of operating results at the Partnership's Pleasanton motel for the fiscal years 1996, 1997 and 1998. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures and debt service include the operating expenses of the motel, together with the cost of capital improvements.

                                             AVERAGE          AVERAGE
                                            OCCUPANCY           ROOM
               PERIOD ENDED                   RATE              RATE
            ----------------------------------------------------------
            September 30, 1996               76.6%             $56.44
            September 30, 1997               79.9%             $62.51
            September 30, 1998               69.8%             $69.06

                                                             PARTNERSHIP
                                TOTAL           TOTAL           CASH
          PERIOD ENDED         REVENUES      EXPENDITURES      FLOW (1)
      ------------------------------------------------------------------
      September 30, 1996      $1,686,738        $928,896       $757,842
      September 30, 1997      $1,941,108      $1,003,191       $937,917
      September 30, 1998      $1,860,993      $1,082,482       $778,511

(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, the Managing General Partner believes that it is the best indicator of the annual change in the amount available, if any, for distribution to the Limited Partners because it tracks the definition of the term "Cash Flow" as it is used in the Partnership Agreement. This calculation is reconciled to the financial statements in the following table. Limited Partners should not interpret Partnership Cash Flow as an alternative to net income or as a measure of performance.

         Following is a reconciliation of Total expenditures and debt Service as used above to Total expenses as shown on the Statement of Operations (in the audited financial statements):
                                           1998           1997         1996
                                       ----------------------------------------
Total Expenditures and Debt Service     $1,082,482    $1,003,191      $928,896
Additions to Fixed Assets                  (51,186)      (32,756)      (21,791)
Depreciation and Amortization              111,868       113,229       114,714
Other Items                                    862          (500)         (181)
                                       ----------------------------------------
Total Expenses                          $1,144,026    $1,083,164    $1,021,638
                                       ========================================
        Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:
                                         1995-1996    1996-1997     1997-1998
                                       ----------------------------------------
Partnership Cash Flow                      $757,842     $937,917      $778,511
Net Additions to Fixed Assets                21,971       32,756        51,186
Depreciation and Amortization              (114,714)    (113,229)     (111,868)
Other Items                                     -            500          (863)
                                       ----------------------------------------
Net Income                                 $665,099     $857,944      $716,966
                                       ========================================
         During the fiscal year covered by this report, the Partnership's Pleasanton motel experienced an $80,115 or 4.1% decrease in total revenue. Guest room revenues decreased $65,398 or 3.5%. A decrease in the annual average occupancy from 79.9% during the previous fiscal year to 69.8% during this fiscal year was partially offset by an increase in the annual average room rate from $62.51 during the previous fiscal year to $69.06 during the fiscal year covered by this report. Decreased room nights generated by leisure and discount market segments were partially offset by increased room nights from the corporate market segment.

         During the fiscal year ended September 30, 1997, the Partnership's Pleasanton motel achieved a significant improvement in both its average room rate and its average occupancy rate. The motel experienced decreased patronage from the discount and corporate market segments which was offset by increased occupied rooms from the leisure market segment.

         During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Pleasanton motel experienced a $79,291 (or 7.9%) increase in expenditures. General and administrative expenses increased $55,199 due primarily to increased legal fees associated with the legal proceedings discussed in last year's annual report which were settled in February 1998, the negotiations and the drafting of the sale contract discussed in Item 1, and the preparation of the consent solicitation statement also discussed in Item 1. Motel operating wages increased $16,203 primarily due to staffing changes and the minimum wage increase in March 1998.

         During the fiscal year ended September 30, 1997 as compared to the previous fiscal year, the Partnership's Pleasanton motel experienced a $74,295 (or 8.0%) increase in total expenditures due to rising occupancy rates. The motel experienced increases of $9,963 in front desk wages and salaries, and $8,078 in resident manager's salary due primarily to cost inflation and competition for employees in the area. The motel experienced $12,254 in increased management fees expenses and $9,859 in increased franchise fees due to the increased room revenue. The Partnership spent $7,250 for appraisal services during the fiscal year.

Future Trends

         On May 15, 1998, the Partnership and four other limited partnerships managed by the Managing General Partner entered into a contract to sell all of their motel assets. Escrow for the sale opened in June 1998. By majority vote the limited partners of the Partnership and the four other partnerships have approved the sale pursuant to such contract. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the Limited Partners, it is anticipated that the Partnership would report a gain per books in the amount of approximately $5,600,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be liquidated.

         The Managing General Partner expects the Partnership's occupancy rate (and hence its revenues and profits) to benefit, in the long range, from economic growth. The Managing General Partner anticipates lower occupancy rates and perhaps lower room rates in the event of an economic downturn.

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

Other Financial information

         In 1996 the computers used by the Partnership at the Managing General Partner's offices in Sacramento were updated. In the process of updating its hardware and software, the Managing General Partner eliminated any potential Year 2000 problem with respect to such computers. Similarly, the Managing General Partner does not anticipate any material Year 2000 problem with the computers at the motel. The Managing General Partner has not investigated and does not know whether any Year 2000 problem may arise from its third party vendors. Because the motel is a "budget" motel, the Partnership's most significant vendors are its utility providers and banks. To the extent banking services, utility services and other goods and services are unavailable as a result of Year 2000 problems with the computer systems of such vendors or otherwise, the ability of the Partnership to conduct business at its motel would be compromised. No contingency plans have been developed in this regard.

Item 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

         Inapplicable


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements and Notes to Financial Statements at pages F-1 through F-13.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                        SUPER 8 ECONOMY LODGING IV, LTD.

                             SACRAMENTO, CALIFORNIA

                               SEPTEMBER 30, 1998

Item 8: Financial Statements



                        SUPER 8 ECONOMY LODGING IV, LTD.

                          INDEX OF FINANCIAL STATEMENTS



                                                                     Pages


Financial Statements:
     Report of Certified Public Accountants                          F-3

     Balance Sheets, September 30, 1998 and 1997                     F-4

     Statements of Operations for the years ended
       September 30, 1998, 1997 and 1996                             F-5

     Statements of Partners' Equity for the years ended
       September 30, 1998, 1997 and 1996                             F-6

     Statements of Cash Flows for the years ended                    F-7 to
       September 30, 1998, 1997 and 1996                             F-8

     Notes to Financial Statements                                   F-9 to
                                                                     F-13




Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
Super 8 Economy Lodging IV, Ltd.

We have audited the accompanying balance sheets of Super 8 Economy Lodging IV, Ltd., a California limited partnership, as of September 30, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Economy Lodging IV, Ltd. as of September 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


December 2, 1998
San Mateo, California

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           September 30, 1998 and 1997

                                     ASSETS

                                                            1998        1997
                                                         ----------  ----------
Current Assets:
 Cash and temporary investments (Notes 1 and 3)          $  854,771  $1,079,735
 Accounts receivable                                         29,271      54,290
 Other receivables (Note 8)                                  15,855      -
 Prepaid expenses                                            14,200      13,463
                                                         ----------  ----------

    Total Current Assets                                    914,097   1,147,488
                                                         ----------  ----------
Property and Equipment (Notes 2 and 6):
 Land                                                       799,311     799,311
 Buildings                                                2,246,419   2,246,419
 Furniture and equipment                                    551,089     519,267
                                                         ----------  ----------
                                                          3,596,819   3,564,997
 Accumulated depreciation                                (1,918,235) (1,824,868)
                                                         ----------  ----------
    Property and Equipment, Net                           1,678,584   1,740,129
                                                         ----------  ----------
Other Assets (Note 2):
 Deposit of federal income taxes                             82,584      63,975
                                                         ----------  ----------

    Total Assets                                         $2,675,265  $2,951,592
                                                         ==========  ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities                $  119,408  $  117,779
 Due to related parties (Note 4)                             13,318       8,241
                                                         ----------  ----------

    Total Liabilities                                       132,726     126,020
                                                         ----------  ----------
Partners' Equity:
 Limited Partners; 10,000 units authorized,
    issued and outstanding                                2,537,497   2,827,700
 General Partners                                             5,042      (2,128)
                                                         ----------  ----------
    Total Partners' Equity                                2,542,539   2,825,572
                                                         ----------  ----------

          Total Liabilities and Partners' Equity         $2,675,265  $2,951,592
                                                         ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                  Years Ended September 30:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------

Income:
 Motel room                                  $1,794,889  $1,860,287  $1,613,817
 Telephone and vending                           30,579      42,012      41,244
 Interest                                        34,673      36,351      28,879
 Other                                              852       2,458       2,798
                                             ----------  ----------  ----------
      Total Income                            1,860,993   1,941,108   1,686,738
                                             ----------  ----------  ----------
Expenses:
 Motel operations (exclusive of depreciation
  shown separately below) (Notes 4 and 5)       841,152     830,267     789,729
 General and administrative (exclusive of
  depreciation shown separately below (Note 4)   47,349      44,522      34,302
 Legal settlement and related legal fees         33,685         -           -
 Legal fees related to pending sale (Note 8)     18,687         -           -
 Depreciation and amortization (Note 2)         111,868     113,229     114,714
 Property management fees (Note 4)               91,285      95,146      82,893
                                             ----------  ----------  ----------
      Total Expenses                          1,144,026   1,083,164   1,021,638
                                             ----------  ----------  ----------

        Net Income                           $  716,967  $  857,944  $  665,100
                                             ==========  ==========  ==========


Net Income Allocable to Limited Partners       $709,797    $849,365    $658,449
                                               ========    ========    ========

Net Income Allocable to General Partners         $7,170     $ 8,579     $ 6,651
                                               ========    ========    ========

Net Income Per Partnership Unit (Note 1)         $70.98     $ 84.94     $ 65.84
                                               ========    ========    ========

Distributions to Limited Partners
   Per Partnership Unit (Note 1)                $100.00     $ 76.25     $ 59.30
                                               ========    ========    ========








   The accompanying notes are an integral part of these financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY


                                                  Years Ended September 30:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------

Limited Partners:
 Balance at beginning of year                $2,827,700  $2,740,835  $2,675,386
 Net income                                     709,797     849,365     658,449
 Distributions to Limited Partners           (1,000,000)   (762,500)   (593,000)
                                             ----------  ----------  ----------
      Balance at End of Year                  2,537,497   2,827,700   2,740,835
                                             ----------  ----------  ----------


General Partners:
 Balance at beginning of year                $   (2,128) $  (10,707) $  (17,358)
 Net income                                       7,170       8,579       6,651
                                             ----------  ----------  ----------
      Balance at End of Year                      5,042      (2,128)    (10,707)
                                             ----------  ----------  ----------

      Total Partners' Equity                 $2,542,539  $2,825,572  $2,730,128
                                             ==========  ==========  ==========


























   The accompanying notes are an integral part of these financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                  Years Ended September 30:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------

Cash Flows From Operating Activities:
 Received from motel operations              $1,832,983  $1,874,958  $1,658,578
 Expended for motel operations and
  general and administrative expenses        (1,043,935)   (972,367)   (917,820)
 Interest received                               37,174      33,423      28,940
                                             ----------  ----------  ----------

   Net Cash Provided by Operating Activities    826,222     936,014     769,698
                                             ----------  ----------  ----------


Cash Flows From Investing Activities:
 Purchases of property and equipment            (51,186)    (32,756)    (33,120)
 Proceeds from sale of equipment                    -           500         -
                                             ----------  ----------  ----------

   Net Cash Used by Investing Activities        (51,186)    (32,256)    (33,120)
                                             ----------  ----------  ----------

Cash Flows From Financing Activities:
 Distributions paid to limited partners      (1,000,000)   (762,500)   (593,000)
                                             ----------  ----------  ----------
   Net Cash Used by Financing Activities     (1,000,000)   (762,500)   (593,000)
                                             ----------  ----------  ----------

   Net Increase (Decrease) in Cash and
     Temporary Investments                     (224,964)    141,258     143,578


Cash and Temporary Investments:
 Beginning of year                            1,079,735     938,477     794,899
                                             ----------  ----------  ----------


   End of Year                               $  854,771  $1,079,735  $  938,477
                                             ==========  ==========  ==========










   The accompanying notes are an integral part of these financial statements.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                  Years Ended September 30:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Net income                                 $  716,967  $  857,944  $  665,100
                                             ----------  ----------  ----------
  Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
    Depreciation and amortization               111,868     113,229     114,714
    Loss (gain) on disposition of property
     and equipment                                  863        (500)        -
    (Increase) decrease in
     accounts receivable                         25,019     (32,727)        780
    Increase in other receivables               (15,856)        -           -
    Increase in prepaid expenses                   (737)       (674)       (855)
    Increase in deposit of federal
     income taxes                               (18,609)    (15,834)    (10,044)
    Increase (decrease) in accounts payable
     and accrued liabilities                    (12,611)     10,800      (2,996)
    Increase in due to related parties           19,318       3,776       2,999
                                             ----------  ----------  ----------

      Total Adjustments                         109,255      78,070     104,598
                                             ----------  ----------  ----------

      Net Cash Provided by
       Operating Activities                  $  826,222  $  936,014  $  769,698
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

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions. As of September 30, 1998, the Partnership had a combined balance in cash and temporary investments of $854,771, which was $399,771 in excess of the $455,000 required amount.


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Costs incurred in connection with maintenance and repair are charged to expense. Major renewals and betterments that materially prolong the life of assets are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of September 30, 1998 and 1997 consist of the following:
                                                     1998        1997
                                                  ----------  ----------
      Cash in bank, non-interest bearing          $   35,445  $   74,738
      Money market accounts                          519,326     704,997
      Certificates of deposit                        300,000     300,000
                                                  ----------  ----------
        Total Cash and Temporary Investments      $  854,771  $1,079,735
                                                  ==========  ==========

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

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of the gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($89,772 in 1998, $93,014 in 1997 and $80,691 in 1996) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel property as a franchisee of Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc., (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $35,909, $37,206 and $32,276 in 1998, 1997 and 1996,
respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations as defined in the Partnership agreement,
and  amounted  to  $91,285,   $95,146  and  $82,893  in  1998,  1997  and  1996,
respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partners are to receive 9% of cash available for distribution for Partnership management services, along with an additional 1% of cash available for distribution on account of their interest in the profit and losses, subordinated, however, to receipt by the Limited Partners of a 10% per annum cumulative pre-tax return on their adjusted capital contributions. At September 30, 1998 the Limited Partners had not received the 10% cumulative return, and as no Partnership management fees are presently payable they are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sales or a refinancing. As of September 30, 1998 the cumulative amount of these fees was $627,826.

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partners are to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership property remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Administrative Expenses Shared by the Partnership and its Affiliates There are certain administrative expenses which are allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, administrative salaries and duplication expenses. Management believes that the methods used to allocate shared administrative expenses are reasonable. The expenses allocated to the Partnership were approximately $123,000 in 1998, $113,000 in 1997 and $113,000 in 1996 and are included in motel and restaurant operations and general and administrative expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a General Partner of the Partnerships. One of these employees terminated his employment prior to May 1998.

NOTE 5 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the years ended September 30, 1998, 1997 and 1996:

                                                  1998       1997        1996
                                                ---------  ---------  ---------
 Salaries and related costs                     $ 338,225   $322,022  $ 308,314
 Franchise and advertising fees                    89,772     93,015     80,691
 Utilities                                         68,249     68,243     66,664
 Allocated costs, mainly indirect salaries        100,577     90,713     92,355
 Maintenance expenses                              47,140     64,434     48,215
 Repairs and minor renovations                     11,259     21,457     23,158
 Property taxes                                    46,470     46,739     45,681
 Property insurance                                23,692     22,781     21,691
 Other operating expenses                         115,768    100,863    102,960
                                                ---------  ---------  ---------
 Total Motel Operating Expenses                 $ 841,152  $ 830,267  $ 789,729
                                                =========  =========  =========
NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of the accumulated depreciation of property and equipment per books:
                                                 1998        1997
                                              ----------  ----------
      Buildings                               $1,465,799  $1,381,389
      Furniture and equipment                    452,436     443,479
                                              ----------  ----------
           Accumulated depreciation           $1,918,235  $1,824,868
                                              ==========  ==========

                        SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6 - PROPERTY AND EQUIPMENT (Continued)

The following is a summary of the federal income tax basis as of September 30, 1998:
      Land                                    $  799,311
      Buildings                                2,096,419
      Furniture and equipment                    551,089
                                              ----------
                                               3,446,819
      Accumulated depreciation                 2,492,765
                                              ----------
                                              $  954,054
                                              ==========
NOTE 7 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in seven commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of September 30, 1998 follows:

      Total cash in all California banks      $  889,820
      Portion insured by FDIC                   (700,000)
                                              ----------
          Uninsured cash balances             $  189,820
                                              ==========
NOTE 8 - PENDING SALE OF MOTEL ASSETS

On May 15, 1998 the Partnership and four other limited partnerships managed by the general partner entered into a contract to sell all their motel assets. Escrow for the sales opened June 1998. By majority vote the limited partners of the Partnership have approved the sale of the Partnership's motel assets pursuant to such contract, and the limited partners of the four other limited partnerships have also approved by majority vote the sale of their respective limited partnership's motel assets. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the limited partners, it is anticipated that the Partnership would report a gain per books in the amount of approximately $5,600,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be liquidated.

In connection with the anticipated sale of the motel assets, the Partnership has incurred reimbursable costs in the amount of $15,855 which are included as other receivables in the accompanying balance sheet.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and temporary investments, accounts receivable, other receivables, accounts payable and accrued liabilities, and due to related parties in the balance sheet approximates fair value.

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

         Mr. Grotewohl, age 80, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motel limited partnerships.

         Mr. Dana, age 70, was a registered representative of Brown, Brosche Securities, Inc. between 1982 and 1988. Between 1976 and 1982 he served as a registered representative of several stock and investment brokers. Mr. Dana has also served as marketing consultant for various real estate limited partnership and other direct participation investment programs.


Item 11.  EXECUTIVE COMPENSATION

         The following discussion contains certain information regarding aggregate direct or indirect compensation paid or accrued by the Partnership during the fiscal year ended September 30, 1998 to the General Partners and the Estate of Dennis A. Brown, and/or their affiliates. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

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

         During the fiscal year covered by this report the Partnership accrued such fees in the amount of $91,285, all of which were paid.

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

         The total of franchise fees accrued during the fiscal year covered by this report was $71,817, of which $35,909 accrued to the Manager. All of the above sums have been paid.

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

         Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners which would otherwise be paid to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions. During the fiscal year covered by this report, $1,000,000 in distributions of Cash Available for Distribution were paid to the Limited Partners. A total of $627,826 representing the General Partners' Interest in Cash Available for Distribution has been deferred and remains unpaid since commencement of the
Partnership. The Limited Partners must receive $9,055,855 (calculated through September 30, 1998) and $910,000 each year thereafter in additional distributions before any of the accrued amounts will be paid to the General Partners. Accordingly, the General Partners consider the payment of these deferred amounts to be unlikely.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

                                                    AMOUNT AND
    TITLE                                           NATURE OF
      OF                                            BENEFICIAL      PERCENT
    CLASS     NAME  OF BENEFICIAL OWNER             OWNERSHIP      OF CLASS
  ---------- ---------------------------------- ----------------- -----------
    Units     Everest Lodging Investor, LLC           182  Units     1.82%
    Units     Everest Madison Investors, LLC          497  Units     4.97%
                                                  --------
                                         TOTAL        679  Units     6.79%
                                                  ========
Security Ownership of Management


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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

         There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $123,000 in the fiscal year ended September 30, 1998 and are included in general and administrative expenses and motel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, a 50% shareholder of the Managing General Partner.



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:
 1. Financial Statements Included in Part II of this Report
     Report of Independent Certified Public Accountants
      Balance Sheets, September 30, 1998 and 1997
      Statement of Operations for the Years Ended September 30,
        1998, 1997 and 1996
     Statements of Partners' Equity for the Years Ended September 30,
        1998, 1997 and 1996
     Statements of Cash Flows for the Years Ended September 30,
        1998,  1997 and 1996
     Notes to Financial Statements

 2.  Financial Statement Schedules Included in Part IV of the Report
      None

 3. Exhibits
     3. and 4. The Partnership Agreement is incorporated herein as an exhibit from the annual report on Form 10-K for the fiscal year ended
      September 30, 1994

(b) Reports on Form 8-K:
      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           (Registrant)      SUPER 8 ECONOMY LODGING IV, LTD.

By (Signature and Title)                     /s/     Philip B. Grotewohl
                                             --------------------------------
                                             Philip B. Grotewohl,
                                             Chairman of Grotewohl Management
                                             Services, Inc.,
                                             Managing General Partner

Date: December 22, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)                     /s/     Philip B. Grotewohl
                                             --------------------------------
                                             Philip B. Grotewohl,
                                             Chief executive officer,
                                             chief financial officer,
                                             chief accounting officer and sole
                                             director of Grotewohl Management
                                             Services, Inc., Managing General
                                             Partner

 Date:  December 22, 1998