Form 10-Q
period 1998-12-31
SUPER 8 ECONOMY LODGING IV LTD
filed 1999-02-12
CIK 700664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


       For the Period ended December 31, 1998       Commission File 0-11512

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


        Yes XX   No  __

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                        SUPER 8 ECONOMY LODGING IV, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                              PAGE

   Balance Sheet - December 31, 1998 and September 30, 1998        2

   Statement of Operations - Three Months Ended
   December 31, 1998 and 1997                                      3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1998 and 1997                   4

   Statement of Cash Flows - Three Months Ended
   December 31, 1998 and 1997                                      5

   Notes to Financial Statements                                   6

   Management Discussion and Analysis                              7

   Other Information and Signatures                                8 - 10

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    December 31, 1998 and September 30, 1998

                                                          12/31/98    9/30/98
                                                         ----------  ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                          $705,586    $870,626
   Accounts receivable                                       35,908      29,271
   Prepaid expenses                                           7,426      14,200
                                                         ----------  ----------
    Total current assets                                    748,920     914,097
                                                         ----------  ----------

Property and Equipment:
   Land                                                     799,312     799,312
   Buildings                                              2,246,418   2,246,418
   Furniture and equipment                                  576,904     551,089
                                                         ----------  ----------
                                                          3,622,634   3,596,819
   Accumulated depreciation                              (1,946,198) (1,918,235)
                                                         ----------  ----------

    Property and equipment, net                           1,676,436   1,678,584
                                                         ----------  ----------

Other Assets (Note 2)
   Deposit of federal income tax                             82,584      82,584
                                                         ----------  ----------

    Total Assets                                         $2,507,940  $2,675,265
                                                         ==========  ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                $107,533    $132,726
                                                         ----------  ----------
    Total Liabilities                                       107,533     132,726
                                                         ----------  ----------

Contingent Liabilities (See Note 1)                            -           -

Partners' Equity:
   Limited Partners; 10,000 units authorized,
     issued and outstanding                               2,394,286   2,537,497
   General Partners                                           6,121       5,042
                                                         ----------  ----------
    Total partners' equity                                2,400,407   2,542,539
                                                         ----------  ----------

Total Liabilities and Partners' Equity                   $2,507,940  $2,675,265
                                                         ==========  ==========


    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Three Months Ending December 31, 1998 and 1997

                                                      Three Months Three Months
                                                         Ended         Ended
                                                        12/31/98      12/31/97
                                                      -----------   -----------

Income:
    Guest room                                           $374,709      $430,035
    Telephone and vending                                   4,419         9,604
    Interest                                               11,306         9,931
    Other                                                   6,440            69
                                                      -----------   -----------
     Total Income                                         396,874       449,639
                                                      -----------   -----------

Expenses:
    Motel operating expenses (Note 2)                     206,297       214,960
    General and administrative                             35,787        32,872
    Depreciation and amortization                          27,963        27,355
    Property management fees                               18,959        21,976
                                                      -----------   -----------
     Total Expenses                                       289,006       297,163
                                                      -----------   -----------

    Net Income (Loss)                                    $107,868      $152,476
                                                      ===========   ===========

Net Income (Loss) Allocable
 to General Partners                                       $1,079        $1,525
                                                      ===========   ===========

Net Income (Loss) Allocable
 to Limited Partners                                     $106,789      $150,951
                                                      ===========   ===========

Net Income (Loss)
 per Partnership Unit                                      $10.68        $15.10
                                                      ===========   ===========

Distribution to Limited Partners
 per Partnership Unit                                      $25.00        $25.00
                                                      ===========   ===========










    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
             For the Three Months Ending December 31, 1998 and 1997




                                                      12/31/98       12/31/97
                                                    ------------   ------------

Limited Partners:
  Balance, beginning of year                           2,537,497      2,827,700
    Net income (loss)                                    106,789        150,951
    Distributions to Limited Partners                   (250,000)      (250,000)
                                                    ------------   ------------
      Balance, End of Period                           2,394,286      2,728,651
                                                    ------------   ------------

General Partners:
  Balance, beginning of year                              $5,042        ($2,128)
    Net income (loss)                                      1,079          1,525
                                                    ------------   ------------
      Balance, End of period                               6,121           (603)
                                                    ------------   ------------

      Total Partners' Equity                          $2,400,407     $2,728,048
                                                    ============   ============




























    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Three Months Ending December 31, 1998 and 1997

                                                          12/31/98    12/31/97
                                                         ----------  ----------

Cash Flows from Operating Activities:
 Received from motel revenues                              $381,364    $448,972
 Expended for motel operations and
  general and administrative expenses                      (279,462)   (300,274)
 Interest received                                            8,873      12,339
                                                         ----------  ----------
    Net Cash Provided (Used) by Operating Activities        110,775     161,037
                                                         ----------  ----------

Cash Flows from Investing Activities:
 Purchases of property and equipment                        (25,815)     (6,279)
                                                         ----------  ----------
    Net Cash Provided (Used) by Investing Activities        (25,815)     (6,279)
                                                         ----------  ----------

Cash Flows from Financing Activities:
 Distributions to limited partners                         (250,000)   (250,000)
                                                         ----------  ----------
    Net Cash Provided (Used) by Financing Activities       (250,000)   (250,000)

     Net Increase (Decrease) in Cash and
      Temporary Investments                                (165,040)    (95,242)

Cash and Temporary Investments:
     Beginning of period                                    870,626   1,079,735
                                                         ----------  ----------

     End of period                                         $705,586    $984,493
                                                         ==========  ==========
Reconciliation of Net Income (Loss) to Net Cash
 Provided (Used) by Operating Activities:

  Net Income (Loss)                                        $107,868    $152,476
                                                         ----------  ----------
   Adjustments to reconcile net income
    to net cash used by operating activities:
     Depreciation and amortization                           27,963      27,355
     (Gain) loss on disposition of property and equipment      -            863
     (Increase) decrease in accounts receivable              (6,637)     11,672
     (Increase) decrease in prepaid expenses                  6,774       6,396
     Increase (decrease) in accounts payable                (25,193)    (37,725)
                                                         ----------  ----------
        Total Adjustments                                     2,907       8,561
                                                         ----------  ----------

       Net Cash Provided (Used) by Operating Activities    $110,775    $161,037
                                                         ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                        Super 8 Economy Lodging IV, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 1:

The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1998 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

Property Management Fees                      $18,959
Franchise Fees                                 $7,494

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:

The following table summarizes the major components of motel operating expenses for the following periods:
                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        12/31/98      12/31/97
                                                      -----------   -----------

Salaries and related costs                                $71,814       $89,396
Franchise and advertising fees                             18,735        21,529
Utilities                                                  16,011        17,168
Allocated costs,
 mainly indirect salaries                                  25,108        26,837
Maintenance expenses                                       19,283         1,896
Repairs and minor renovations                              12,264         7,618
Property taxes                                             11,847        11,489
Property insurance                                          6,121         5,725
Other operating expenses                                   25,114        33,302
                                                      -----------   -----------

Total motel operating expenses                           $206,297      $214,960
                                                      ===========   ===========

The following additional material contingencies are required to be stated in the interim reports under federal securities law: None.

                    SUPER 8 SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Partnership's current assets of $748,920 exceeded its current liabilities of $107,533 providing an operating reserve of $641,387, which is greater than the $455,000 target set by the General Partners. In the unlikely event that the Partnership's reserves do not meet operating needs, the Partnership's Pleasanton, California motel will provide substantial collateral against additional debt.

The Partnership has no material commitments for capital expenditures. Renovation and replacement expenditures during the first three months of the fiscal year which will end on September 30, 1999, were $45,099 or 12.0% of room revenues. Included in the expenditures was $20,456 for a replacement voice mail system and $14,280 for painting the building.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the three month periods ended December 31, 1998 and December 31, 1997.

Total revenues decreased $52,765 or 11.7% for the three months ended December 31, 1998 as compared to the corresponding period of the preceding fiscal year. Guest room revenue decreased $55,326 or 12.9% for the current period as compared to the corresponding period of the previous fiscal year. This decrease is due to a decrease in occupancy from 70.8% in last quarter of 1997 to 52.4% in last quarter of 1998 which was partially offset by an increase in average room rate from $64.69 in 1997 to $76.18 in 1998. The decreased occupancy is due to the opening of five motels containing approximately 500 guestrooms in the Pleasanton area, all of which are competitive with our motel.

Total expenditures decreased $8,157 or 2.7% during the three months covered by this report as compared to the previous fiscal year. Most operating expenses decreased due to the decreased occupancy and the resulting lower rental income.

                    SUPER 8 SUPER 8 ECONOMY LODGING IV, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                          DECEMBER 31, 1998 (Continued)



FUTURE TRENDS

On May 15, 1998, the Partnership and four other limited partnerships managed by the Managing General Partner entered into a contract to sell all of their motel assets. Escrow for the sale opened in June 1998. By majority vote the limited partners of the Partnership and the four other partnerships have approved the sale pursuant to such contract. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the Limited Partners, it is anticipated that the Partnership would report a gain per books in the amount of approximately $7,186,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be liquidated.


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

             None

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





                                      SUPER 8 ECONOMY LODGING IV, Ltd.

 2-12-99                              By /S/ Philip B. Grotewohl
---------                                    ---------------------------
  Date                                       Philip B. Grotewohl,
                                             Chairman of Grotewohl Management
                                             Services, Inc.,
                                             Managing General Partner



 2-12-99                              By /S/ Philip B. Grotewohl
---------                                    ---------------------------
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